Form 10-Q
period 2012-05-31
Infantly Available, Inc.
filed 2012-07-06
CIK 1538123

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:		May 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	___________	to	____________

Commission file number:	333-178788

Infantly Available, Inc.
(Exact name of registrant as specified in its charter)

Nevada			33-1222494
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

100 Adriana Louise Drive, Woodbridge, Ontario, Canada , L4H 1P7
(Address of principal executive offices) (Zip Code)

702-664-6472
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes |X| No |_|
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as June 29, 2012 was 7,122,030 shares of common stock, $0.001 par value, issued and outstanding.

INFANTLY AVAILABLE, INC.

QUARTERLY REPORT ON FORM 10-Q

Infantly Available, Inc.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

May 31, 2012

(Unaudited)

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	May 31, 2012	August 31, 2011
	(Unaudited)

CURRENT ASSETS
Cash	$190	$4,000
TOTAL ASSETS	$190	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,225	$1,500
Due to Related Party	3,812	-
TOTAL CURRENT LIABILITIES	12,037	1,500

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,122,030 shares of common stock	$7,122	$7,122
Deficit accumulated during the development stage	(18,969)	(4,622)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(11,847)	$2,500
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$190	$4,000

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results from inception (June 11, 2010)to
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	May 31,2012	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012
REVENUE

Revenues	$-	$-	$-	$-	$-
Total revenues	$-	$-	-	-	-

EXPENSES

Office and general	$1,912	$-	$3,322	$-	$6,444
Professional Fees	3,425	-	11,025	-	12,525
Total expenses	$5,337	$-	14,347	-	18,969

NET LOSS	$(5,337)	$-	$(14,347)	$-	$(18,969)

BASIC LOSS PER COMMON SHARE
	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	7,122,030	6,469,030	7,122,030	6,469,030

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (June 11, 2010) to May 31, 2012
Unaudited
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance, June 11, 2010 (Inception)		$-	$-	$-	$-

Net loss				(1,469)	(1,469)

Balance, August 31, 2010	-	$-	$-	$(1,469)	(1,469)

Common Stock issued
for related party payable	7,122,030	7,122	-	-	7,122

Net loss				(3,153)	(3,153)

Balance, August 31, 2011	7,122,030	7,122	-	(4,622)	2,500

Net loss		-	-	(14,347)	(14,347)

Balance, May 31, 2012	7,122,030	$7,122	$-	$(18,969)	$(11,847)

The accompanying notes are an integral part of these condensed financial statements

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

			Cumulative
			results from
	Nine months	Nine months	June 11, 2010
	ended	ended	(inception date) to
	May 31, 2012	May 31, 2011	May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,347)	$-	$(18,969)
Change in operating assets and Liabilities:
Increase in accounts payable and accrued expenses	6,725	-	8,225
NET CASH USED IN OPERATING ACTIVITIES	(7,622)	-	(10,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	3,812	-	3,812
Proceeds from common stock issuances	-	-	7,122
NET CASH PROVIDED BY FINANCING ACTIVITIES
	3,812	-	10,934

NET INCREASE ( DECREASE) IN CASH	(3,810)	-	190

CASH, BEGINNING OF PERIOD	4,000	-	-

CASH, END OF PERIOD	$190	$-	$190

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Shares issued for related party payable	$-	$-	$7,122

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
May 31, 2012

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of the interim periods are not necessarily indicative of results for the entire year.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2011 audited financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

Infantly Available, Inc.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
May 31, 2012

NOTE 3 – GOING CONCERN (continued)

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  An officer provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

During the period ending May 31, 2012, the Company received loans from related parties totaling $3,812 to fund operations.  The loans are non-interest bearing, due n demand and as such are included in current liabilities.  Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

Item 2:

MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

About Infantly Available, Inc.

Infantly Available, Inc. ("Infantly", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on June 11, 2010 which intends to develop and distribute an organic clothing line designed for children. All our clothing will be made of only natural materials.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended May 31, 2012 we had $190 of cash on hand. We incurred operating expenses in the amount of $5,337 in the quarter ended May 31, 2012. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 3,000,000 of our common stock for sale to the public.  Our registration statement became effective on May 25, 2012 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Infantly is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering  and failure thereof would result in Infantly having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because Infantly is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Infantly cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Infantly common stock would lose all of their investment.

After we have raised enough funds to start this plan of operations, we expect to generate revenues in a period of 12 months, after we accomplish the following steps:

Organic Apparel's Market Studies Acquisition and Analysis (month 1 and 2) – We plan to have a deeper market analysis to assess the right requirements for our organic apparel for children. Our objective is to define the market segmentation and requirements, including a portfolio on our organic apparel suited for children’s lifestyles and habits. We intend to contract a specialized company to do the research. Infantly’s president will be responsible for hiring such a company and she shall also be responsible for the interpretation and decision making after we have the research done. As of the date of this prospectus, we have not yet identified or contacted any possible research company. The Company believes that the ideal amount is $4,000 (100% of offered shares sold), but it is still viable to have a satisfactory research done with $1,200 (50% of offered shares sold). If we raise any lower amount, we intend to have a smaller research performed, which could give us some guidance for the next steps.

Legal and regulation studies of Organic Apparel matters (month 3) – After we have the Market Studies done, we plan to analyze legal and regulation requirements to comply with children’s apparel business. We shall verify certifications and government permissions to perform our business and how to get the certifications from green organizations which will identify us as an organic apparel company that is environmentally and socially responsible. The president will be responsible for this step and if necessary, to hire a third party lawyer for consultation. The Company believes that the ideal amount is $4,000 (100% of offered shares sold), but it possible to complete this task with $1,300 (50% of offered shares sold). If we raise a lower amount, we intend to try to comply with regulations on a smaller scope (municipal vs national or international).

Selections of suppliers and partnership, trademark or copyright protection (month 4 to 10) – With this step, we plan to finalize our product portfolio development: from the findings of the market studies and Legal and regulation studies of Organic Apparel, we intend to define a final portfolio suitable for our customers: colors, models, themes, fabric, among other characteristics. Considering the requirements found in our prior studies, we plan to select the appropriate suppliers, establish the partnership policy to align our business objectives and insure a dependable and long lasting business relationship with our possible partners and suppliers, including designers and tailors. We also plan to secure trademark protection or copyright protection of our intellectual property and products. The company’s president will be responsible for the tasks described above. The Company believes that the ideal amount is $5,000 (100% of offered shares sold), but it possible to complete this task with $2,000 (50% of offered shares sold). If we raise any lower amount, we intend to try to search for more affordable partners and have some sort of trademark or copyright protection, if possible.

We intend to negotiate a commission based on the sales with the designers. We plan on licensing various clothing designs from designers and find the suitable suppliers and tailors to produce the clothing.There are no arrangements, agreements or understandings with any designer, supplier or tailor and there is no assurance that we will be able to secure any deal with any possible partner.

Production of initial batch (month 10 to 12) – After we have successfully accomplished the steps above; we intend to start the production of our initial batch. This production will be made by a third party company/partner and has yet to be identified and hired. The Company believes that the ideal amount is $19,000 (100% of offered shares sold), but it possible to complete this task with $8,000 (50% of offered shares sold). If we raise any lower amount, we intend to produce what we can with the funds available.

Website Development (month 10 to 12) – Concurrently to the production of our initial batch, we intend to fully develop our website (www.infantlyavailable.com). Our president will be responsible in identifying and hiring a competent website developer that can ensure that our website will be SSL secured. As of the date of this prospectus, no website developer has been identified, contacted or hired and we have only created a website template that is not yet SSL secured. The Company believes that the ideal amount is $20,000 (100% of offered shares sold), but it possible to complete this task with $9,500 (50% of offered shares sold). If we raise any lower amount, we intend to develop a more basic website with the funds available.

Advertisement (month 11 to 12) – According to our market study results and portfolio developed from our prior steps described above, we intend to define the best channels to communicate and promote our products; select websites, magazines and advertising with specific “green” media groups, so we can reach our target audience and plan how to effectively use our budget for this action. The Company believes that the ideal amount is $8,000 (100% of offered shares sold), but it possible to complete this task with $1,500 (50% of offered shares sold). If we raise any lower amount, we intend to advertise on a lower number of websites, magazines and/or specific “green” media groups with the funds available, if any.

Marketing is anticipated to be an ongoing matter that will continue during the life of our operations.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

Critical Accounting Policies

Based on the Company’s current level of limited operations and development stage status, the Company does not believe it has any critical accounting policies at this time.

Results of Operations – The Three Months Ended May 31, 2012 Compared to the Three Months Ended May 31, 2011

Revenues

The Company did not recognize any revenue in each of the three-month periods ended May 31, 2012 and May 31, 2011.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended May 31, 2012 were $5,337, compared to $0 for the three-month period ended May 31, 2011. The expenses in the current period were primarily due to audit fee and legal expenses.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended May 31, 2012 and May 31, 2011.

Results of Operations – The Nine Months Ended May 31, 2012 Compared to the Nine Months Ended May 31, 2011

Revenues

The Company did not recognize any revenue in each of the nine-month periods ended May 31, 2012 and May 31, 2011.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the nine-month period ended May 31, 2012 were $14,347, compared to $0 for the nine-month period ended May 31, 2011. The expenses in the current period were primarily due to audit fee and legal expenses.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the nine-month periods ended May 31, 2012 and May 31, 2011.

Limited Operating History

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Capital Resources

If Infantly is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Infantly having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Infantly is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Infantly cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Infantly common stock would lose all of their investment.

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Danielle Borrie has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mrs. Borrie expression is neither a contract nor agreement between her and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 4:

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions.

The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert.

The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2:

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None

Item 4:

MINE SAFETY DISCLOSURES

Not applicable

Item 5:

OTHER INFORMATION

None

Item 6:

EXHIBITS

Exhibit No.	Document Description
3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]     Incorporated by reference from the Company’s filing with the

Commission on December 29, 2011.

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Infantly Available, Inc.

/s/ Danielle Joan Borrie

Danielle Joan Borrie

President and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer

Dated:  July 06, 2012