Form 10-K
period 2012-08-31
Infantly Available, Inc.
filed 2012-10-29
CIK 1538123

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	August 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-178788

Infantly Available, Inc.
(Exact name of registrant as specified in its charter)
Nevada		33-1222494
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

100 Adriana Louise Drive, Woodbridge, Ontario, Canada , L4H 1P7
(Address of principal executive offices) (Zip Code)

702-664-6472
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes|_| No|X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Yes |X| No|_|
The number of shares outstanding of the Registrant's Common Stock as October 17, 2012 was 7,122,030 shares of common stock, $0.001 par value, issued and outstanding.

INFANTLY AVAILABLE, INC.

ANNUAL REPORT ON FORM 10-K

PART IV

Item 15	Exhibits and Financial Statement Schedules	27

PART I

ITEM 1: BUSINESS

About Infantly Available, Inc.

Infantly Available, Inc. was incorporated in the State of Nevada as a for-profit Company on June 11, 2010 and intends to develop and distribute an organic clothing line designed for children. All our clothing will be made of only natural materials.

Infantly Available, Inc. is a development stage company; we have generated no revenues from operations since our inception. This prospectus shows the actions we believe that will lead to the creation of our business and operations. However, as of the date of this prospectus our auditors stated that the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. This going concern opinion is due to the fact that we do not have enough material assets, or a source of revenue sufficient to cover our operation costs. The Company is highly dependent upon the raising of additional capital through the sale of our common stock in order to implement its business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.

As of the date of this filing, the Company has generated no revenues and has not entered into any agreement, arrangement or understanding with any retailers for its services. Failure to raise funds will require the Company to cease operations. The Company’s President, Mrs. Borrie, has committed to lend the Company funds in the form of a non-secured loan to meet its short to medium term financial obligations (up to 12 months), but there is no contract in place or written agreement between the Company and Mrs. Borrie.

Plan of Operation

We expect to be fully functional and generate revenue after we can implement our Plan of Operations, which should take about 12 months, as described below. We will only be able to start our Plan of Operations if we generate enough funds to do so. We believe that we can successfully start our Plan of Operations if we raise at least 50% of the expected funds from the sale of our common stock. We intend to try to implement our plan of operations even if we raise a lower amount, allocating the available funds proportionally.

As of the date of this prospectus, we have not raised enough funds to start implementing our Plan of Operation. We cannot develop our business without funds; therefore, our priority is to sell the shares offered herein. Accordingly, we are focusing on the process to become effective, so we can start the sale of shares.

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

The Company has invested $7,122.03 in the Company.  At the present time, we have not made any arrangements to raise additional cash.  If we are unable to raise it, we will either suspend our business operations until we do raise the cash, or cease operations entirely. If we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment. Other than as described in this paragraph, we have no other financing plans.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

Our principal executive office is located at 100 Adriana Louise Drive, Woodbridge, Ontario, Canada, L4H 1P7, our telephone number is 702-664-

6472 and our fax number is 702-664-6954. The Company does not own or rent any property.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4.  MINE SAFETY DISCLOSURES

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of August 31, 2012 the Company had no active shareholders besides the President.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Annual Report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Our auditor’s report on our August 31, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2012 Audited Financial Statements - Auditors Report.”

As of August 31, 2012, Infantly Available had $190 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Infantly Available is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Infantly Available having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Infantly Available is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Infantly Available cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Infantly Available common stock would lose all of their investment.

The development and marketing of our products will begin over the next 12 months. Infantly Available does not anticipate obtaining any further products.

We did not generate any revenue during the fiscal year ended August 31, 2012.  As of the fiscal year ended August 31, 2012 we had $190 of cash on hand in the bank. We incurred operating expenses in the amount of $3,875 in the three month period ended August 31, 2012 and $18,222 in the fiscal year ended August 31, 2012. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $22,844.

Infantly Available has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INFANTLY AVAILABLE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2012
August 31, 2011

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER’S DEFICIT

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

Kyle L. Tingle CPA, LLC

PERSONAL FINANCIAL PLANNING,
BUSINESS SERVICES & TAX PLANNING

**Report of Independent Registered Public Accounting Firm**

To the Board of Directors
Infantly Available, Inc.
Carson City, Nevada

We have audited the accompanying balance sheets of Infantly Available, Inc. (A Development Stage Company) as of August 31, 2012 and 2011 and the related statements of operations, stockholders' deficit, and cash flows for the period June 11, 2010 (inception) through August 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infantly Available, Inc. (A Development Stage Company) as of August 31, 2012 and 2011 and the results of its operations and cash flows for the period June 11, 2010 (inception) through August 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

Kyle L. Tingle, CPA, LLC

October 4, 2012
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 200 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

INFANTLY AVAILABLE, INC.

(A Development Stage Company)

BALANCE SHEETS

	31-Aug-12	31-Aug-11

CURRENT ASSETS
Cash	$190	$4,000
TOTAL ASSETS	$190	$4,000

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,725	$1,500
Due to related party	4,187	-
TOTAL CURRENT LIABILITIES	15,912	1,500

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,122,030 shares of common stock	$7,122	$7,122
Deficit accumulated during the development stage	(22,844)	(4,622)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(15,722)	$2,500
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$190	$4,000

The accompanying notes are an integral part of these financial statements.

INFANTLY AVAILABLE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative results
	Year	Year	from inception
	ended	ended	(June 11, 2010) to
	August 31, 2012	August 31, 2011	August 31, 2012
REVENUE

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	$5,272	$1,653	$8,394
Professional Fees	12,950	1,500	14,450
Total expenses	18,222	3,153	24,794

NET LOSS	$(18,222)	$(3,153)	$(22,844)

BASIC NET LOSS PER COMMON SHARE
	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	7,122,030	6,526,279

The accompanying notes are an integral part of these financial statements.

INFANTLY AVAILABLE, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (June 11, 2010) to August 31, 2012
Audited
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number		Paid-in	development
	of shares	Amount	Capital	stage	Total
Balance, June 11, 2010 (Inception)		$-	$-	$-	$-

Net loss				(1,469)	(1,469)

Balance, August 31, 2010	-	$-	$-	$(1,469)	(1,469)

Common Stock issued for
related party payable	7,122,030	7,122	-	-	7,122

Net loss				(3,153)	(3,153)

Balance, August 31, 2011	7,122,030	7,122	-	(4,622)	2,500

Net loss		-	-	(18,222)	(18,222)

Balance, August 31, 2012	7,122,030	$7,122	$-	$(22,844)	$(15,722)

The accompanying notes are an integral part of these financial statements

INFANTLY AVAILABLE, INC.

(A Development Stage Company)
STATEMENTS OF CASH FLOW
Audited
			Cumulative
			results from
	Year	Year	June 11, 2010
	ended	ended	(inception date) to
	August 31, 2012	August 31, 2011	August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,222)	$(3,153)	$(22,844)
Change in operating assets and Liabilities:
Increase in Accounts payable and accrued expenses	10,225	1,500	11,725
NET CASH USED IN OPERATING ACTIVITIES	(7,997)	(1,653)	(11,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	4,187	5,653	11,309
NET CASH PROVIDED BY FINANCING ACTIVITIES
	4,187	5,653	11,309

NET INCREASE (DECREASE) IN CASH	(3,810)	4,000	190

CASH, BEGINNING OF PERIOD	4,000	-	-

CASH, END OF PERIOD	$190	$4,000	$190

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Shares issued for related party payable	$-	$7,122	$7,122

The accompanying notes are an integral part of these financial statements.

INFANTLY AVAILABLE, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on June 11, 2010 and established a fiscal year end of August 31. It is a development-stage Company that intends to develop and distribute an organic clothing line designed for children. All our clothing will be made of natural fibers only.  The Company is currently in the development stage as defined under FASB ASC 915-10, “Development Stage Entities".  All activities of the Company to date relate to its organization, initial funding and share issuances.

The Company has not yet commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company. The Company is in the initial development stage and has incurred losses since inception totaling $22,844.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception of $22,844.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

INFANTLY AVAILABLE, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes,” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations

Net Loss per Share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

INFANTLY AVAILABLE, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 7,122,030 as of August 31, 2012 and 6,526,279 as of August 31, 2011.  As of August 31, 2012, 2011 and since inception, the Company had no dilutive potential common shares.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

Fair Value of Financial Instruments

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at August 31, 2012 and 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended August 31, 2012 and 2011.

SHARE BASED EXPENSES

FASB ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock option, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (A) the option to settle by issuing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity’s past practice or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

INFANTLY AVAILABLE, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable; (A) the goods or services received, or (B) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On June 11, 2010, the Company issued 500,000 Common shares at $0.001 per share for $5,000.  The funds for these shares were received in August 2011.

On July 31, 2010 the company issued 1,469,030 common shares for $1,469 in exchange for payment of expenses on behalf of the Company.

On July 31, 2011 the company issued 653,000 common shares for $653 in exchange for payment of expenses on behalf of the Company.

As of August 31, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

INFANTLY AVAILABLE, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2012

NOTE 4 – INCOME TAXES

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended August 31, 2012 and 2011, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.  Tax returns have not been filed as of October 10, 2012.

The components of the Company’s deferred tax assets of August 31, 2012 and 2011 are as follows:

	August 31, 2012	August 31, 2011

Net operating loss carry forward	22,844	4,622
Effective Tax rate	35%	35%
Deferred Tax Assets	7,995	1,618
Less: Valuation Allowance	(7,995)	(1,618)
Net deferred tax asset	$ 0	$ 0

The reconciliation of income taxes computed at the statutory rate to the income tax recorded is as follows:

	August 31, 2012	August 31, 2011	Inception to August 31, 2012

Net operating loss carry forward	18,222	3,153	22,844
Effective Tax rate	35%	35%	35%
Deferred Tax Assets	6,378	1,104	7,995
Less: Valuation Allowance	(6,378)	(1,104)	(7,995)
Net deferred tax asset	$ 0	$ 0	$ 0

The net federal operating loss carry forward will expire between 2031 and 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

INFANTLY AVAILABLE, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2012

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of August 31, 2012 and 2011, the Company owed officers $4,187 and $0, respectively.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management (who acts as principal executive and financial officer) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures, which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of August 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of August 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of August 31, 2012, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2012 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole director serves until her successor is elected and qualified. According to our bylaws, directors may be elected by a plurality of votes. Ms. Borrie will be able to select our directors at least until such time as she disposes her majority interest in the company. There are no nominating or compensation committees. The Company’s current Audit Committee consists of our sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Danielle Joan Borrie	22	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Danielle Joan Borrie has held her offices/positions since inception of our Company and is expected to hold her offices/positions at least until the next annual meeting of our stockholders.  Ms. Borrie has worked the previous 5 years in retail businesses in apparel and food service, currently in event planning and promotions.

Mrs. Borrie is not director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Infantly Available, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.   EXECUTIVE COMPENSATION

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and  its executive officer. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Danielle Joan Borrie 100 Adriana Louise Drive Woodbridge,Ontario Canada , L4H 1P7	7,122,030	100.0%
	All Beneficial Owners as a Group (1 person)	7,122,030	100.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

As the date of this prospectus, Infantly Available has no permanent staff other than its sole officer and director, Mrs. Danielle Borrie, who is the President and Chairman of the Company. Mrs. Borrie is employed elsewhere and has the flexibility to work on Infantly Available up to 15 hours per week. She is prepared to devote more time to our operations as may be required. She is not being paid at present.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal years ended August 31, 2012 and 2011 we incurred $6,950 and $0 in connection with the audit of its annual financial statements and reviews of the financial statements included in the Company’s Forms S-1 and 10-Q’s.

During the fiscal year ended August 31, 2012, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation

3.2	Bylaws

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS

XBRL Instance Document

101.SCH

XBRL Taxonomy Extension Schema

101.CAL

XBRL Taxonomy Extension Calculation Linkbase

101.DEF

XBRL Taxonomy Extension Definition Linkbase

101.LAB

XBRL Taxonomy Extension Label Linkbase

101.PRE

XBRL Taxonomy Extension Presentation Linkbase

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

Description of Exhibits

Exhibit 3(i)

Articles of Incorporation of Infantly Available, Inc., dated June 11, 2010.

Exhibit 3(ii)

Bylaws of Infantly Available, Inc. approved and adopted on June 11, 2010.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infantly Available, Inc.

/s/ Danielle Joan Borrie

Danielle Joan Borrie

President and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer

Dated:  October 29, 2012