Form 10-Q
period 2012-11-30
Infantly Available, Inc.
filed 2012-12-21
CIK 1538123

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:		November 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	___________	to	____________

Commission file number:	333-178788

Infantly Available, Inc.
(Exact name of registrant as specified in its charter)

Nevada			33-1222494
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as December 20, 2012 was 7,122,030 shares of common stock, $0.001 par value, issued and outstanding.

INFANTLY AVAILABLE, INC.

QUARTERLY REPORT ON FORM 10-Q

Infantly Available, Inc.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

November 30, 2012

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDER'S DEFICIT

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

Infantly Available, Inc.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	November 30, 2012	August 31, 2012
	(Unaudited)

CURRENT ASSETS
Cash	$190	$190
TOTAL ASSETS	$190	$190

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,149	$11,725
Due to related party	4,187	4,187
TOTAL CURRENT LIABILITIES	23,336	15,912

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,122,030 shares of common stock	$7,122	$7,122
Deficit accumulated during the development stage	(30,268)	(22,844)
TOTAL STOCKHOLDER'S DEFICIT	$(23,146)	$(15,722)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$190	$190

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(June 11, 2010) to
	November 30, 2012	November 30, 2011	November 30, 2012
REVENUE

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	$2,999	$-	$11,393
Professional fees	4,425	3,000	18,875
Total expenses	7,424	3,000	30,268

NET LOSS	$(7,424)	$(3,000)	$(30,268)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	7,122,030	7,122,030

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDER'S DEFICIT
From inception (June 11, 2010) to November 30, 2012
(Unaudited)
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance, June 11, 2010 (Inception)		$-	$-	$-	$-

Net loss				(1,469)	(1,469)

Balance, August 31, 2010	-	$-	$-	$(1,469)	(1,469)
Common stock issued for related
party payable	7,122,030	7,122	-	-	7,122

Net loss				(3,153)	(3,153)

Balance, August 31, 2011	7,122,030	7,122	-	$(4,622)	2,500

Net loss				(18,222)	(18,222)

Balance, August 31, 2012	7,122,030	7,122	-	$(22,844)	(15,722)

Net loss		-	-	(7,424)	(7,424)

Balance, November 30, 2012	7,122,030	$7,122	$-	$(30,268)	$(23,146)

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.

(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)
			Cumulative
			results from
	Three months	Three months	June 11, 2010
	ended	ended	(inception date) to
	November 30, 2012	November 30, 2011	November 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,424)	$(3,000)	$(30,268)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	7,424	-	19,159
NET CASH USED IN OPERATING ACTIVITIES	-	(3,000)	(11,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	-	-	7,122
Due to related party	-	-	4,187
NET CASH PROVIDED BY FINANCING ACTIVITIES
	-	-	11,309

NET INCREASE (DECREASE) IN CASH	-	(3,000)	190

CASH, BEGINNING OF PERIOD	190	4,000	-

CASH, END OF PERIOD	$190	$1,000	$190

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Shares issued for related party payable	$-	$7,122	$7,122

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.

(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

November 30, 2012

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2012 audited financial statements.  The results of operations for the periods ended November 30, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260, Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

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

8

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  An officer provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of November 30, 2012 and August 31, 2012, related party payable was $4,187 and $4,187, respectively.

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

About Infantly Available, Inc.

Infantly Available, Inc. ("Infantly", "the Company", “our” or "we") was incorporated in the State of Nevada on June 11, 2010 which intends to develop and distribute an organic clothing line designed for children. All our clothing will be made of only natural materials.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended November 30, 2012 we had $190 of cash on hand. We incurred operating expenses in the amount of $7,424 in the quarter ended November 30, 2012. These operating expenses were comprised of professional fees and office and general expenses.

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

Results of Operations – The Three Months Ended November 30, 2012 Compared to the Three Months Ended November 30, 2011

Revenues

The Company did not recognize any revenue in each of the three-month periods ended November 30, 2012 and November 30, 2011.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended November 30, 2012 were $7,424, compared to $3,000 for the three-month period ended November 30, 2011. The expenses in the current period were primarily due to audit fee and legal expenses.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended November 30, 2012 and November 30, 2011.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2:

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None

Item 4:

MINE SAFETY DISCLOSURES

Not applicable

Item 5:

OTHER INFORMATION

None

Item 6:

EXHIBITS

Exhibit No.	Document Description
3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: December 21, 2012