Form 10-Q
period 2013-02-28
Infantly Available, Inc.
filed 2013-04-22
CIK 1538123

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:		February 28, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	___________	to	____________

Commission file number:	333-178788

Infantly Available, Inc.
(Exact name of registrant as specified in its charter)

Nevada			33-1222494
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as April 19, 2013 was 7,217,630 shares of common stock, $0.001 par value, issued and outstanding.

INFANTLY AVAILABLE, INC.

QUARTERLY REPORT ON FORM 10-Q

Infantly Available, Inc.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

February 28, 2013

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	February 28, 2013	August 31, 2012
	(Unaudited)

CURRENT ASSETS
Cash	$2,755	$190
TOTAL ASSETS	$2,755	$190

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,349	$11,725
Due to related party	9,887	4,187
TOTAL CURRENT LIABILITIES	27,236	15,912

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,217,630 shares of common stock (7,122,030 – Aug 31, 2012)	7,218	7,122
Additional Paid in Capital	2,294	-
Deficit accumulated during the development stage	(33,993)	(22,844)
TOTAL STOCKHOLDERS’ DEFICIT	(24,481)	(15,722)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,755	$190

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Six months	Six months	from inception
	ended	ended	ended	ended	(June 11, 2010) to
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013
REVENUE

Revenues	$-	$-	$-	$-	$-
Total revenues	$-	$-	-	-	-

EXPENSES

Office and general	$300	$1,410	$3,299	$1,410	$11,693
Professional Fees	3,425	4,600	7,850	7,600	22,300
Total expenses	$3,725	$6,010	11,149	9,010	33,993

NET LOSS	$(3,725)	$(6,010)	$(11,149)	$(9,010)	$(33,993)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	7,174,049	7,122,030	7,147,911	7,122,030

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
From inception (June 11, 2010) to February 28, 2013
Unaudited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance, June 11, 2010 (Inception)		$-	$-	$-	$-

Net loss				(1,469)	(1,469)

Balance, August 31, 2010	-	$-	$-	$(1,469)	(1,469)
Common Stock issued for related
party payable	7,122,030	7,122	-	-	7,122

Net loss				(3,153)	(3,153)

Balance, August 31, 2011	7,122,030	7,122	-	$(4,622)	2,500

Net loss				(18,222)	(18,222)

Balance, August 31, 2012	7,122,030	7,122	-	$(22,844)	(15,722)
Common Stock issued at $0.025 per share	95,600	96	2,294		2,390
Net loss		-	-	(11,149)	(11,149)

Balance, February 28, 2013	7,217,630	$7,218	$2,294	$(33,993)	$(24,481)

The accompanying notes are an integral part of these condensed financial statements

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

			Cumulative
			results from
	Six months	Six months	June 11, 2010
	ended	ended	(inception date) to
	February 28, 2013	February 29, 2012	February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,149)	$(9,010)	$(33,993)
Change in operating assets and Liabilities:
Increase in accounts payable and accrued expenses	5,624	2,100	17,349
NET CASH USED IN OPERATING ACTIVITIES	(5,525)	(6,910)	(16,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	2,390	-	9,512
Due to related party	5,700	3,100	9,887
NET CASH PROVIDED BY FINANCING ACTIVITIES
	8,090	3,100	19,399

NET INCREASE (DECREASE) IN CASH	2,565	(3,810)	2,755

CASH, BEGINNING OF PERIOD	190	4,000	-

CASH, END OF PERIOD	$2,755	$190	$2,755

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Shares issued for related party payable	$-	$-	$7,122

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
February 28, 2013

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2012 audited financial statements.  The results of operations for the periods ended February 28, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  The Company had no cash equivalents at February 28, 2013 and August 31, 2012.

Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Infantly Available, Inc.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
February 28, 2013

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
February 28, 2013

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended February 28, 2013 we had $2,755 of cash on hand. We incurred operating expenses in the amount of $3,725 and $11,149 in the three and six months ended February 28, 2013. These operating expenses were comprised of professional fees and office and general expenses.

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

Results of Operations – The Three and Six Months Ended February 28, 2013 Compared to the Three and Six Months Ended February 29, 2012

Revenues

The Company did not recognize any revenue in each of the three and six month periods ended February 28, 2013 and February 29, 2012.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three month period ended February 28, 2013 were $3,725, compared to $6,010 for the three month period ended February 29, 2012. The expenses in the current period were primarily due to audit fee and legal expenses.

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the six month period ended February 28, 2013 were $11,149, compared to $9,010 for the six month period ended February 29, 2012. The expenses in the current period were primarily due to audit fee and legal expenses.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three and six month periods ended February 28, 2013 and February 29, 2012.

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

Capital Resources

If Infantly is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Infantly having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Infantly is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Infantly cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Infantly common stock would lose all of their investment.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: April 19, 2013