Form 10-Q
period 2013-05-31
Infantly Available, Inc.
filed 2013-07-12
CIK 1538123

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:		May 31, 2013

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	___________	to	____________
Commission file number:	333-178788
Infantly Available, Inc.
(Exact name of registrant as specified in its charter)

Nevada			33-1222494
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as July 12, 2013 was 7,336,030 shares of common stock, $0.001 par value, issued and outstanding.

INFANTLY AVAILABLE, INC.

QUARTERLY REPORT ON FORM 10-Q

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

May 31, 2013
Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	May 31, 2013	August 31,2012
	(Unaudited)

CURRENT ASSETS
Cash	$3,780	$190
TOTAL ASSETS	$3,780	$190

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,249	$11,725
Due to related party	9,887	4,187
TOTAL CURRENT LIABILITIES	29,136	15,912

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value
Issued and outstanding
7,336,030 shares of common stock (7,122,030 - Aug 31, 2012)	7,336	7,122
Additional paid in capital	5,136	-
Deficit accumulated during the development stage	(37,828)	(22,844)
TOTAL STOCKHOLDERS’ DEFICIT	(25,356)	(15,722)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,780	$190

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	Three months	Three months	Nine months	Nine months	Cumulative results from inception
	ended	ended	ended	ended	(June 11, 2010)
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012	to May 31, 2013
REVENUE

Revenues	$-	$-	$-	$-	$-
Total revenues	$-	$-	-	-	-

EXPENSES

Office and general	410	1,912	$3,709	3,322	12,103
Professional Fees	3,425	3,425	11,275	11,025	25,725
Total expenses	3,835	5,337	14,984	14,347	37,828

NET LOSS	$(3,835)	$(5,337)	$(14,984)	$(14,347)	$(37,828)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	7,247,130	7,122,203	7,181,347	7,122,203

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
From inception (June 11, 2010) to May 31, 2013
Unaudited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance, June 11,2010(Inception)		$-	$-	$-	$-

Net loss				(1,469)	(1,469)

Balance, August 31, 2010	-	-	-	(1,469)	(1,469)
Common Stock issued for related
party payable	7,122,030	7,122	-	-	7,122

Net loss				(3,153)	(3,153)

Balance, August 31, 2011	7,122,030	7,122	-	$(4,622)	2,500

Net loss				(18,222)	(18,222)

Balance, August 31, 2012	7,122,030	7,122	-	$(22,844)	(15,722)
Common Stock issued for cash	214,000	214	5,136		5,350

Net loss		-	-	(14,984)	(14,984)

Balance, May 31, 2013	7,336,030	$7,336	$5,136	$(37,828)	$(25,356)

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Nine months	Nine months	Cumulative results from June 11, 2010
	ended	ended	(inception date)to
	May 31, 2013	May 31, 2012	May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,984)	$(14,347)	$(37,828)
Change in operating assets and Liabilities:
Increase in accounts payable and accrued expenses	7,524	6,725	19,249
NET CASH USED IN OPERATING ACTIVITIES	(7,460)	(7,622)	(18,579)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	5,350	-	12,473
Due to related party	5,700	3,812	9,887
NET CASH PROVIDED BY FINANCING ACTIVITIES
	11,050	3,812	22,359

NET INCREASE (DECREASE) IN CASH	3,590	(3,810)	3,780

CASH, BEGINNING OF PERIOD	190	4,000	-
CASH, END OF PERIOD	$3,780	$190	$3,780

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Shares issued for related party payable	$-	$-	$7,122

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

May 31, 2013

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2012 audited financial statements.  The results of operations for the periods ended May 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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
The Company had no cash equivalents as at May 31, 2013 and August 31, 2012

Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Infantly Available, Inc.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

May 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Infantly Available, Inc.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

May 31, 2013

NOTE 4 – STOCKHOLDERS’ EQUITY

For the three and nine month periods ending May 31, 2013, the Company has issued 118,400 and 214,000 of its common shares for $0.025 per share under the registration statement effective May 25, 2012. The Company has a total of 7,336,030 common shares issued and outstanding as of May 31, 2013.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended May 31, 2013 we had $3,780 of cash on hand. We incurred operating expenses in the amount of $3,835 and $14,984 in the three and nine months ended May 31, 2013. These operating expenses were comprised of professional fees and office and general expenses.

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

Legal and regulation studies of Organic Apparel matters (month 3) – After we have the Market Studies done, we plan to analyze legal and regulation requirements to comply with children’s apparel business. We shall verify certifications and government permissions to perform our b-usiness and how to get the certifications from green organizations which will identify us as an organic apparel company that is environmentally and socially responsible. The president will be responsible for this step and if necessary, to hire a third party lawyer for consultation. The Company believes that the ideal amount is $4,000 (100% of offered shares sold), but it possible to complete this task with $1,300 (50% of offered shares sold). If we raise a lower amount, we intend to try to comply with regulations on a smaller scope (municipal vs national or international).

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

Results of Operations – The Nine Months Ended May 31, 2013 compared to the Nine Months Ended May 31, 2012

Revenues

The Company did not recognize any revenue in each of the nine month periods ended May 31, 2013 and May 31, 2012.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including audit fee, accounting expenses and EDGAR services.  General and administrative expenses for the three month period ended May 31, 2013 were $3,835, compared to $5,337 for the three month period ended May 31, 2012. The decrease was related to lower filing costs as there were fewer filings with the SEC in 2013.

General and administrative expenses for the nine month period ended May 31, 2013 were $14,984, compared to $14,347 for the nine month period ended May 31, 2012.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three and nine month periods ended May 31, 2013 and May 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2:

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:

MINE SAFETY DISCLOSURES

Not applicable

Item 5:

OTHER INFORMATION

None.

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

/s/ Nopporn Sadmai

Nopporn Sadmai

Secretary

Dated: July 12, 2013