Form 10-K
period 2013-08-31
Infantly Available, Inc.
filed 2013-11-25
CIK 1538123

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	August 31, 2013

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-178788

Infantly Available, Inc.
(Exact name of registrant as specified in its charter)
Nevada		33-1222494
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No|_|
The number of shares outstanding of the Registrant's Common Stock as October 17, 2013 was 7,336,030 shares of common stock, $0.001 par value, issued and outstanding.

INFANTLY AVAILABLE, INC.

ANNUAL REPORT ON FORM 10-K

PART IV

Item 15	Exhibits and Financial Statement Schedules	26

PART I

ITEM 1: BUSINESS

About Infantly Available, Inc.

Infantly Available, Inc. was incorporated in the State of Nevada as a for-profit Company on June 11, 2010 and intends to develop and distribute an organic clothing line designed for children. All our clothing will be made of only natural materials.

Infantly Available, Inc. is a development stage company; we have generated no revenues from operations since our inception. This filing shows the actions we believe that will lead to the creation of our business and operations. However, as of the date of this filing our auditors stated that the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. This going concern opinion is due to the fact that we do not have enough material assets, or a source of revenue sufficient to cover our operation costs. The Company is highly dependent upon the raising of additional capital through the sale of our common stock in order to implement its business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.

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

As of the date of this filing, we have not raised enough funds to start implementing our Plan of Operation. We cannot develop our business without funds; therefore, our priority is to sell the shares offered in our registration statement.

After we have raised enough funds to start this plan of operations, we expect to generate revenues in a period of 12 months, after we accomplish the following steps:

Organic Apparel's Market Studies Acquisition and Analysis (month 1 and 2) – We plan to have a deeper market analysis to assess the right requirements for our organic apparel for children. Our objective is to define the market segmentation and requirements, including a portfolio on our organic apparel suited for children’s lifestyles and habits. We intend to contract a specialized company to do the research. Infantly’s president will be responsible for hiring such a company and she shall also be responsible for the interpretation and decision making after we have the research done. As of the date of this filing, we have not yet identified or contacted any possible research company. The Company believes that the ideal amount is $4,000 (100% of offered shares sold), but it is still viable to have a satisfactory research done with $1,200 (50% of offered shares sold). If we raise any lower amount, we intend to have a smaller research performed, which could give us some guidance for the next steps.

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

Website Development (month 10 to 12) – Concurrently to the production of our initial batch, we intend to fully develop our website (www.infantlyavailable.com). Our president will be responsible in identifying and hiring a competent website developer that can ensure that our website will be SSL secured. As of the date of this filing, no website developer has been identified, contacted or hired and we have only created a website template that is not yet SSL secured. The Company believes that the ideal amount is $20,000 (100% of offered shares sold), but it possible to complete this task with $9,500 (50% of offered shares sold). If we raise any lower amount, we intend to develop a more basic website with the funds available.

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

At the present time, we have started to raise additional cash through our S-1 Registration Statement effective May 25, 2012.  TO date we have raised $5,350 from the sale of 214,000 shares.  If we are unable to raise additional funds, we will either suspend our business operations until we do raise additional cash, or cease operations entirely. If we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment. Other than as described in this paragraph, we have no other financing plans.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

Our principal executive office is located at 100 Adriana Louise Drive, Woodbridge, Ontario, Canada, L4H 1P7, our telephone number is 702-664-6472 and our fax number is 702-664-6954. The Company does not own or rent any property.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4.  MINE SAFETY DISCLOSURES

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of August 31, 2013 the Company had 30 active shareholders besides the President.

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

Our auditor’s report on our August 31, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2013 Audited Financial Statements - Auditors Report.”

As of August 31, 2013, Infantly Available had $1,355 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended August 31, 2013.  As of the fiscal year ended August 31, 2013 we had $1,355 of cash on hand in the bank. We incurred operating expenses in the amount of $19,209 in the fiscal year ended August 31, 2013 and $18,222 in the fiscal year ended August 31, 2012. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $42,053.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Infantly Available, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' DEFICIT

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Infantly Available, Inc.

Carson City, Nevada

We have audited the accompanying balance sheets of Infantly Available, Inc. (A Development Stage Company) as of August 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the period June 11, 2010 (inception) through August 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infantly Available, Inc. (A Development Stage Company) as of August 31, 2013 and 2012 and the results of its operations and cash flows for the period June 11, 2010 (inception) through August 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

September 24, 2013

Las Vegas, Nevada

Infantly Available, Inc.
(A Development Stage Company)

BALANCE SHEETS

	August 31, 2013	August 31, 2012

CURRENT ASSETS
Cash	$1,355	$190
TOTAL ASSETS	$1,355	$190

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,049	$11,725
Due to Related Party	9,887	4,187
TOTAL CURRENT LIABILITIES	30,936	15,912

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value
Authorized
200,000,000 shares of common stock,$0.001 par value
Issued and outstanding
7,336,030 and 7,122,030 shares of common stock as of August 31, 2013 and 2012, respectively	$7,336	$7,122
Additional Paid in Capital	5,136	-
Deficit accumulated during the development stage	(42,053)	(22,844)
TOTAL STOCKHOLDERS’ DEFICIT	$(29,581)	$(15,722)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,355	$190

The accompanying notes are an integral part of these financial statements.

Infantly Available, Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative results
	Year	Year	from inception
	ended	ended	(June 11, 2010) to
	August 31, 2013	August 31, 2012	August 31, 2013
REVENUE

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	$4,509	$5,272	$12,903
Professional Fees	14,700	12,950	29,150
Total expenses	19,209	18,222	42,053

NET LOSS	$(19,209)	$(18,222)	$(42,053)

BASIC LOSS PER COMMON SHARE
	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	7,249,603	7,122,030

The accompanying notes are an integral part of these financial statements.

Infantly Available, Inc.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (June 11, 2010) to August 31, 2013

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance, June 11, 2010 (Inception)		$-	$-	$-	$-

Net loss				(1,469)	(1,469)

Balance, August 31, 2010	-	$-	$-	$(1,469)	(1,469)

Common Stock issued for related party payable	7,122,030	7,122	-	-	7,122

Net loss				(3,153)	(3,153)

Balance, August 31, 2011	7,122,030	7,122	-	$(4,622)	2,500

Net Loss				(18,222)	(18,222)

Balance, August 31, 2012	7,122,030	7,122	-	(22,844)	(15,722)
Common Stock issued for cash	214,000	214	5,136		5,350
Net loss		-	-	(19,209)	(19,209)

Balance, August 31, 2013	7,336,030	$7,336	$5,136	$(42,053)	$(29,581)

The accompanying notes are an integral part of these financial statements.

Infantly Available, Inc.

(A Development Stage Company)
STATEMENTS OF CASH FLOW
Audited

	Year	Year	Cumulative results from June 11, 2010
	ended	ended	(inception date)
	August 31, 2013	August 31, 2012	to August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,209)	$(18,222)	$(42,053)
Change in operating assets and Liabilities:
Increase in Accounts payable and accrued expenses	9,324	10,225	21,049
NET CASH USED IN OPERATING ACTIVITIES	(9,885)	(7,997)	(21,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	5,700	4,187	9,887
Proceeds from common stock issuances	5,350	-	12,472
NET CASH PROVIDED BY FINANCING ACTIVITIES
	11,050	4,187	22,359

NET INCREASE (DECREASE) IN CASH	1,165	(3,810)	1,355

CASH, BEGINNING OF PERIOD	190	4,000	-
CASH, END OF PERIOD	$1,355	$190	$1,355

Supplemental cash flow information and noncash financing activities:
Cash paid for:
interest	$-	$-	$-

Income taxes	$-	$-	$-

Shares issued for related party payable	$-	$7,122	$7,122

The accompanying notes are an integral part of these financial statements.

Infantly Available, Inc.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

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

The Company has not yet commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company. The Company is in the initial development stage and has incurred losses since inception totaling $42,053.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception of $42,053.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

Infantly Available, Inc.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 7,249,603 as of August 31, 2013 and 7,122,030 as of August 31, 2012.  As of August 31, 2013, 2012 and since inception, the Company had no dilutive potential common shares.

Infantly Available, Inc.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

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

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at August 31, 2013 and 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended August 31, 2013 and 2012.

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

Infantly Available, Inc.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On June 11, 2010, the Company issued 5,000,000 Common shares at $0.001 per share for $5,000.  The funds for these shares were received in August 2011

On July 31, 2010 the company issued 1,469,030 common shares for $1,469 in exchange for payment of expenses on behalf of the Company.

On July 31, 2011 the company issued 653,000 common shares for $653 in exchange for payment of expenses on behalf of the Company.

Between November 2012 and April 2013 the Company issued 214,000 common shares for $5,350. The funds for these we're received in January and May 2013.

As of August 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Infantly Available, Inc.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 4 – INCOME TAXES (continued)

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of and 2013 and 2012 are as follows:

	August 31, 2013	August 31, 2012

Net operating loss carry forward	$ 42,053	$ 22,844
Effective tax rate	35%	35%
Deferred tax asset	14,719	7,995
Less: Valuation allowance	(14,719)	(7,995)
Net deferred tax asset	$ -	$ -

The reconciliation of income taxes computed at the statutory rate to the income tax recorded is as follows:

	August 31, 2013	August 31, 2012	Inception to August 31, 2013

Net operating loss carry forward	$ 19,209	$ 18,222	$ 42,053
Effective tax rate	35%	35%	35%
Deferred tax assets	6,723	6,378	14,719
Less: Valuation allowance	(6,723)	(6,378)	(14,719)
Net deferred tax asset	$ -	$ -	$ -

The net federal operating loss carry forward will expire between 2031 and 2033.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of August 31, 2013 and 2012, the Company owed officers $9,887 and $4,187, respectively.

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

As of August 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting is not effective as of August 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of August 31, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2013 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole director serves until her successor is elected and qualified. According to our bylaws, directors may be elected by a plurality of votes. Ms. Borrie will be able to select our directors at least until such time as she disposes her majority interest in the company. Nopporn Sadmai has been appointed as a secretary without a term. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists of our sole officer and director, Ms. Danielle Joan Borrie.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Danielle Joan Borrie	23	President, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Danielle Joan Borrie 100 Adriana Louise Drive Woodbridge,Ontario Canada , L4H 1P7	7,122,030	97.1%
	All Beneficial Owners as a Group (1 person)	7,122,030	97.1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

As the date of this filing, Infantly Available has no permanent staff other than its sole officer and director, Mrs. Danielle Borrie, who is the President and Chairman of the Company. Mrs. Borrie is employed elsewhere and has the flexibility to work on Infantly Available up to 15 hours per week. She is prepared to devote more time to our operations as may be required. She is not being paid at present.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal years ended August 31, 2013 and 2012 we incurred $8,700 and $6,950 in connection with the audit of its annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K and 10-Q’s.

During the fiscal year ended August 31, 2013, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

Dated:  November 25, 2013