Form 10-Q
period 2013-11-30
Infantly Available, Inc.
filed 2014-01-14
CIK 1538123

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:		November 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	___________	to	____________

Commission file number:	333-178788

Infantly Available, Inc.
(Exact name of registrant as specified in its charter)

Nevada			33-1222494
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as January 10, 2014 was 7,336,030 shares of common stock, $0.001 par value, issued and outstanding.

INFANTLY AVAILABLE, INC.

QUARTERLY REPORT ON FORM 10-Q

Infantly Available, Inc.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

November 30, 2013

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	November 30, 2013	August 31, 2013
	(Unaudited)
CURRENT ASSETS
Cash	$1,355	$1,355
TOTAL ASSETS	$1,355	$1,355

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,995	$21,049
Due to related party	12,969	9,887
TOTAL CURRENT LIABILITIES	36,964	30,936

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,336,030 shares of common stock	$7,336	$7,336
Additional paid in capital	5,136	5,136
Deficit accumulated during the development stage	(48,081)	(42,053)
TOTAL STOCKHOLDERS' DEFICIT	$(35,609)	$(29,581)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,355	$1,355

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	3 months ended	3 months ended	Cumulative results from inception (June 11, 2010) to
	November 30, 2013	November 30, 2012	November 30, 2013
REVENUE

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	$1,446	$2,999	$14,350
Professional fees	4,581	4,425	33,731
Total expenses	6,027	7,424	48,081

NET LOSS	$(6,027)	$(7,424)	$(48,081)
BASIC LOSS PER COMMON SHARE
	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	7,336,030	7,112,030

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (June 11, 2010) to November 30, 2013
(Unaudited)

	Common Stock			Deficit accumulated
	Number of		Additional Paid-in	during the development
	shares	Amount	Capital	stage	Total
Balance, June 11, 2010(inception)		$-	$-	$-	$-

Net loss				(1,469)	(1,469)

Balance, August 31, 2010	-	$-	$-	$(1,469)	(1,469)
Common stock issued for related party payable	7,122,030	7,122	-	-	7,122

Net loss				(3,153)	(3,153)

Balance, August 31, 2011	7,122,030	7,122	-	$(4,622)	2,500

Net loss				(18,222)	(18,222)

Balance, August 31, 2012	7,122,030	7,122	-	(22,844)	(15,722)
Common stock issued for cash	214,000	214	5,136		5,350

Net loss				(19,209)	(19,209)

Balance, August 31, 2013	7,336,030	7,336	5,136	(42,053)	(29,581)

Net loss		-	-	(6,027)	(6,027)

Balance, November 30, 2013	7,336,030	$7,336	$5,136	$(48,081)	$(35,609)

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

	3 months ended	3 months ended	Cumulative results from June 11, 2010 (inception date) to
	November 30, 2013	November 30, 2012	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,027)	$(7,424)	$(48,081)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	2,946	7,424	23,995

NET CASH USED IN OPERATING ACTIVITIES	(3,081)	-	(24,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	3,081	-	12,969
Proceeds from common stock issuances	-	-	12,472
NET CASH PROVIDED BY FINANCING ACTIVITIES
	3,081	-	25,441

NET INCREASE IN CASH	-	-	1,355

CASH, BEGINNING OF PERIOD	1,355	190	-
CASH, END OF PERIOD	$1,355	$190	$1,355

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Shares issued for related party payable	$-	$-	$7,122

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.
(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2013

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2013 audited financial statements.  The results of operations for the periods ended November 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments. 8

Infantly Available, Inc.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2013

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

Infantly Available, Inc.
(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2013

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended November 30, 2013 we had $1,355 of cash on hand. We incurred operating expenses in the amount of $6,027 and $7,424 in the three months ended November 30, 2013 and 2012. These operating expenses were comprised of professional fees and office and general expenses.

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

Results of Operations – The Three Months Ended November 30, 2013 compared to the Three Months Ended November 30, 2012

Revenues

The Company did not recognize any revenue in each of the three month periods ended November 30, 2013 and 2012.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, for the three month period ended November 30, 2013 were $1,446, compared to $2,999 for the three month period ended November 30, 2012. Professional fees, including audit fee, accounting expenses and EDGAR services, for the three month period ended November 30, 2013 were $4,581, compared to $4,425 for the three month period ended November 30, 2012.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three month period ended November 30, 2013 and 2012.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: January 14, 2014