Form 10-Q
period 2014-02-28
Infantly Available, Inc.
filed 2014-04-18
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number:  333-178788

INFANTLY AVAILABLE, INC.

(Name of small business issuer in its charter)

Nevada	33-1222494
(State of incorporation)	(I.R.S. Employer Identification No.)

100 Adriana Louise Drive, Woodbridge,

Ontario, Canada , L4H 1P7

(Address of principal executive offices)

702-664-6472

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ]

As of April 18, 2014, there were 7,336,030 shares of the registrant’s $0.001 par value common stock issued and outstanding.

INFANTLY AVAILABLE, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of INFANTLY AVAILABLE, INC. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”IFAN,” "our," "us," the "Company," refers to INFANTLY AVAILABLE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFANTLY AVAILABLE, INC.

(A Development Stage Company)

Condensed Financial Statements

February 28, 2014

(unaudited)

Financial Statement Index

Condensed Balance Sheets 4 Condensed Statements of Operations 5 Condensed Statement of Stockholders' Deficit 6 Condensed Statement of Cash Flows 7 Notes to the Condensed Financial Statements 8

Infantly Available, Inc.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	February 28, 2014	August 31, 2013
	Unaudited

CURRENT ASSETS
Cash	$177	$1,355
TOTAL ASSETS	$177	$1,355

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,949	$21,049
Due to related party	15,015	9,887
TOTAL CURRENT LIABILITIES	39,964	30,936

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,336,030 shares of common stock	$7,336	$7,336
Additional paid in capital	5,136	5,136
Deficit accumulated during the development stage	(52,260)	(42,053)
TOTAL STOCKHOLDERS' DEFICIT	$(39,788)	$(29,581)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$177	$1,355

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three	Three			from inception
	months	months	Six months	Six months	(June 11, 2010)
	ended	ended	Ended	ended	to
	February 28, 2014	February 27, 2013	February 28, 2014	February 28, 2013	February 28, 2014
REVENUE

Revenues	$-	$-	$-	$-	$-
Total revenues	$-	$-	-	-	-

EXPENSES

Office and general	$653	$300	$2,100	$3,299	$15,003
Professional fees	3,525	3,425	8,106	7,850	37,256
Total expenses	$4,178	$3,725	10,206	11,149	52,260

NET LOSS	$(4,178)	$(3,725)	$(10,206)	$(11,149)	$(52,260)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$7,336,030	$7,224,874	7,336,030	7,173,234

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (June 11, 2010) to February 28, 2014
Unaudited

				Deficit
				accumulated
	Common Stock		Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance, June 11, 2010 (inception)		$-	$-	$-	$-

Net loss				(1,469)	(1,469)

Balance, August 31, 2010	-	$-	$-	$(1,469)	(1,469)
Common stock issued for related
party payable	7,122,030	7,122	-	-	7,122

Net loss				(3,153)	(3,153)

Balance, August 31, 2011	7,122,030	7,122	-	$(4,622)	2,500

Net loss				(18,222)	(18,222)

Balance, August 31, 2012	7,122,030	7,122	-	(22,844)	(15,722)
Common stock issued for cash	214,000	214	5,136		5,350

Net loss				(19,209)	(19,209)

Balance, August 31, 2013	7,336,030	7,336	5,136	(42,053)	(29,581)

Net loss		-	-	(10,206)	(10,206)

Balance, February 28, 2014	7,336,030	$7,336	$5,136	$(52,260)	$(39,788)

The accompanying notes are an integral part of these condensed financial statements

Infantly Available, Inc.

(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOW
Unaudited

			Cumulative
			results from
	Six months	Six months	June 11, 2010
	ended	ended	(inception date) to
	February 28, 2014	February 28, 2013	February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,206)	$(11,149)	$(52,260)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	3,900	5,624	24,949

NET CASH USED IN OPERATING ACTIVITIES	(6,306)	(5,525)	(27,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	5,128	5,700	15,015
Proceeds from common stock issuances	-	2,390	12,472
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,128	8,090	27,487

NET INCREASE IN CASH	(1,178)	2,565	177

CASH, BEGINNING OF PERIOD	1,355	190	-

CASH, END OF PERIOD	$177	$2,755	$177

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Shares issued for related party payable	$-	$-	$7,122

The accompanying notes are an integral part of these condensed financial statements.

Infantly Available, Inc.

(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 28, 2014

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2013 audited financial statements.  The results of operations for the periods ended February 28, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

NOTE 3 - GOING CONCERN

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

NOTE 4 - RELATED PARTY TRANSACTIONS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

About Infantly Available, Inc.

Infantly Available, Inc. ("Infantly", "the Company", “our” or "we") was incorporated in the State of Nevada on June 11, 2010 which intends to develop and distribute an organic clothing line designed for children. All our clothing will be made of only natural materials.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended February 28, 2014 we had $177 of cash on hand. We incurred operating expenses in the amount of $4,178 and $10,206 in the three and six months ended February 28, 2014 compared to $3,725 and $11,149 in the three and six months ended February 28, 2013. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 3,000,000 of our common stock for sale to the public. Our registration statement became effective on May 25, 2012 and we are in the process of seeking equity financing to fund our operations over the next 36 months.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Infantly is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the private placement offering and failure thereof would result in Infantly having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because Infantly is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Infantly cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Infantly common stock would lose all of their investment.

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

We intend to negotiate a commission based on the sales with the designers. We plan on licensing various clothing designs from designers and find the suitable suppliers and tailors to produce the clothing.  There are no arrangements, agreements or understandings with any designer, supplier or tailor and there is no assurance that we will be able to secure any deal with any possible partner.

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

RESULTS OF OPERATIONS

Working Capital

	February 28, 2014 $	August 31, 2013 $
Current Assets	177	1,355
Current Liabilities	39,964	30,936
Working Capital (Deficit)	(39,788)	(29,581)

Cash Flows

	Six Months Ended
	February 28, 2014 $	February 28, 2013 $
Cash Flows from (used in) Operating Activities	(6,306)	(5,525)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	5,128	8,090
Net Increase (decrease) in Cash During Period	(1,178)	2,755

Results for the Six Months Ended February 28, 2014 Compared to the Six Months Ended February 28, 2013

Operating Revenues

The Company’s revenues for the six months ended February 28, 2014 and February 28, 2013 were $nil and $nil, respectively.  We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims.  We are presently in the Development stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues

The Company’s cost of revenues for the six months ended February 28, 2014 and February 28, 2013 were $nil and $nil, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended February 28, 2014 and February 28, 2013 were $10,206 and $11,149, respectively.  General and administrative expenses consisted primarily of consulting fees and accounting and audit fees.

Net Loss

Net loss for the six months ended February 28, 2014 was $(10,206) compared with a net loss of $(11,149) for the six months ended February 28, 2013.

Results for the Period from June 11, 2010 (inception of Development stage) Through February 28, 2014

Operating Revenues

The Company’s revenues for the period from June 11, 2010 (inception of Development stage) through February 28, 2014 were $nil.

Cost of Revenues

The Company’s cost of revenues for the period from June 11, 2010 (inception of Development stage) through February 28, 2014 were $nil.

General and Administrative Expenses

General and administrative expenses for the period from June 11, 2010 (inception of Development stage) through February 28, 2014 were $52,260.  General and administrative expenses consist primarily of consulting fees, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from June 11, 2010 (inception of Development stage) through February 28, 2014 was $(52,260).

Liquidity and Capital Resources

As of February 28, 2014, the Company had a cash balance and total assets of $177 and $177, respectively, compared with $1,355 and $1,355 of cash and total assets, respectively, at August 31, 2013. The decrease in cash was due to normal operating activities.

As of February 28, 2014, the Company had total liabilities of $39,964 compared with $30,936 at August  31, 2013. The increase in total liabilities was attributed to the issuance of a note payable, derivative liabilities and an increase in accounts payable and accrued liabilities.

The overall working capital deficit increased from $29,581 at August  31, 2013 to $39,788 at February 28, 2014.

Cashflows from Operating Activities

During the six months ended February 28, 2014, cash used in operating activities was $(6,306) compared to $(5,525) for the six months ended February 28, 2013.  The decrease in the amounts of cash used for operating activities was primarily due to the noncash expenses relating to the discount and interest on convertible notes. .

Cashflows from Investing Activities

During the six months ended February 28, 2014 cash used in investing activities was $nil compared to $nil for the Six months ended February 28, 2013.

Cashflows from Financing Activities

During the six months ended February 28, 2014, cash provided by financing activities was $5,128 compared to $8,090 for the six months ended February 28, 2013.  The decrease in cash provided by financing activities is due to receiving proceeds from issuance of common stock for the six months ended February 28, 2013.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited 2013 financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on November 25, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFANTLY AVAILABLE, INC.
Dated: April 18, 2014	/s/ Danielle Joan Borrie
Danielle Joan Borrie
Dated: April 18, 2014	Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer /s/ Nopporn Sadmai Nopporn Sadmai Its: Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 18, 2014	/s/ Danielle Joan Borrie
By: Danielle Joan Borrie Its: Director