Form 10-Q
period 2014-05-31
Infantly Available, Inc.
filed 2014-07-21
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-178788

INFANTLY AVAILABLE, INC.

(Name of small business issuer in its charter)

Nevada	33-1222494
(State of incorporation)	(I.R.S. Employer Identification No.)

5694 Mission Center Road, Suite 602-660,

San Diego, CA, 92108-4312

 (Address of principal executive offices)

Phone: (619) 537-9998

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ]

As of July 17, 2014, there were 571,143 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INFANTLY AVAILABLE, INC.

(A Development Stage Company)

Condensed Financial Statements

May 31, 2014

(Unaudited)

Financial Statement Index

Condensed Balance Sheets 4 Condensed Statements of Operations 5 Condensed Statement of Cash Flows 6 Notes to the Condensed Financial Statements 7

Infantly Available, Inc. (A Development Stage Company) CONDENSED BALANCE SHEETS
	May 31, 2014	August 31, 2013
	Unaudited

CURRENT ASSETS
Cash	$-	$1,355
Prepaid expense	66,620	0
TOTAL CURRENT ASSETS	66,620	1,355
OTHER ASSETS
Investment	164,521	0
Intangible assets	10,000	0
TOTAL OTHER ASSETS	174,521	0
TOTAL ASSETS	$241,141	$1,355

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,525	$21,049
Due to related party	99,423	9,887
Other liability	164,521	0
TOTAL CURRENT LIABILITIES	267,469	30,936

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value
Authorized
10,000,000 shares of preferred stock, $0.001 par value
Issued and outstanding
900,000 and nil shares of preferred stock	900	0
Common stock, at May 31, 2014 and August 31, 2013, respectively
Authorized
800,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
571,143 and 7,336,030 shares of common stock at May 31, 2014 and August 31, 2013, respectively	571	7,336
Additional paid in capital	50,788	5,136
Deficit accumulated during the development stage	(78,587)	(42,053)
TOTAL STOCKHOLDERS' DEFICIT	$(26,328)	$(29,581)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$241,141	$1,355

The accompanying notes are an integral part of these financial statements.

Infantly Available, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception (June 11,
	ended	ended	ended	ended	2010) to
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013	May 31, 2014
REVENUE

Revenues	$-	$-	$-	$-	$-
Total revenues	$-	-	-	-	-

EXPENSES

Office and general	23,803	410	25,903	3,709	38,806
Professional fees	3,525	3,425	11,631	11,275	40,781
Total expenses	27,328	3,835	37,534	14,984	79,587

OPERATING LOSS	(27,328)	(3,835)	(37,534)	(14,984)	(79,587)

OTHER INCOME

Interest income	1,000	-	1,000	-	1,000

NET LOSS	$(26,328)	$(3,835)	$(36,534)	$(14,984)	$(78,587)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$5,644,808	$7,347,130	6,766,094	7,181,347

The accompanying notes are an integral part of these financial statements.

Infantly Available, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
			Cumulative
			results from
	Nine months	Nine months	June 11, 2010
	ended	ended	(inception date) to
	May 31, 2014	May 31, 2013	May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,534)	$(14,984)	$(78,587)
Change in operating assets and liabilities:
Increase in prepaid expense	(66,620)	0	(66,620)
Increase in accounts payable and accrued expenses	7,425	7,524	28,474

NET CASH USED IN OPERATING ACTIVITIES	(95,729)	(7,460)	(116,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of license purchase	(10,000)	0	(10,000)

NET CASH USED IN INVESTING ACTIVITIES	(10,000)	0	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	104,374	5,700	114,261
Proceeds from common stock issuances	-	5,350	12,472
NET CASH PROVIDED BY FINANCING ACTIVITIES	104,374	11,050	126,733

NET INCREASE IN CASH	(1,355)	3,590	-

CASH, BEGINNING OF PERIOD	1,355	190	-

CASH, END OF PERIOD	$-	$3,780	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Shares issued for related party payable	$-	$-	$7,122

Liabilities contributed to capital	$39,787	$-	$39,787
The accompanying notes are an integral part of these financial statements.

Infantly Available, Inc.

(A Development Stage Company)

 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Unaudited

May 31, 2014

_____________________________________________________________________________________________

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2013 audited financial statements included with our Form 10-K.  The results of operations for the periods ended May 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of May 31, 2014 and August 31, 2013 there were no cash equivalents.

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

As of May 31, 2014, there was a loans payable to two officers for $86,360 and 13,063, respectively that is non-interest bearing with no specific repayment terms.  As of May 31, 2014 neither officer had made demand for repayment of funds.

NOTE 5 - STOCK  ISSUANCE

The Company’s capitalization is 800,000,000 common shares with a par value of $0.001 per share, 10,000,000 shares preferred shares with a par value of $0.001. As of May 31, 2014, common shares 571,143 shares issued and outstanding, preferred shares 900,000 shares issued and outstanding.

During the quarter, the Company had a change of control of majority shareholders.  In conjunction with the change of control, liabilities of $39,787 owed to and incurred by prior management are not to be repaid and were included as contributed capital.

On May 8, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital to Eight Hundred Ten million shares (810,000,000) of which Eight Hundred Million (800,000,000) shall be shares of Common Stock, par value $0.001 per share, and ten million (10,000,000) shall be shares of Preferred Stock, par value $0.001 per share with one million (1,000,000) of such shares being designated as Series A Preferred Stock.

On May 8, 2014, the Board of Directors, with the approval of a majority vote of its shareholders approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock. The terms of the Certificate of Designation of the Series A Preferred Stock, include the right to vote in aggregate, on all shareholder matters equal to 700 votes per share of Series A Preferred Stock and each Series A Preferred Stock share is convertible into shares of our common stock at a conversion rate of 700 shares of common stock for each one (1) share of Series A Preferred Stock.

Effective May 8, 2014, the Board of Directors of the Company approved the issuance of 600,000 shares of Series A Preferred Stock to J. Christopher Mizer, and 300,000 shares of Series A Preferred Stock to Steve Scholl in exchange for J. Christopher Mizer’s cancellation of 6,764,887 shares, representing the ownership of approximately 92.2%, of the Company’s Common Stock.  J. Christopher Mizer, will retain an ownership of 357,143 shares of common stock in the Company after this cancellation.

NOTE 6 - LICENSE AGREEMENT

On May 15, 2014, the Company entered into a two (2) year License Agreement (the “License Agreement”) with IPIN Debit Network, Inc., a New Brunswick, Canada corporation (“IPIN”) for the former’s use and distribution of IPIN’s technology, systems and products in the nature of electronic payments processing and its United States Letters Patents. After the two (2) year period, the License Agreement shall be automatically renewable for successive one (1) year periods for an additional ten (10) years provided that IPIN has received a minimum of Five Million ($5,000,000) dollars in Royalty payments for each of the three (3) through twelve (12) successive years from the signing of the License Agreement.

Pursuant to the License Agreement, the Company will be required to pay IPIN Two Hundred Fifty Thousand ($250,000) Dollars in the following amounts as per the terms of the License Agreement:

a)

in consideration for the licenses granted hereunder, the Company agrees to pay to IPIN Two Hundred Fifty Thousand United States Dollars ($250,000) (hereinafter the “License Fee”).

b)

the License Fee owed IPIN shall be payable according to the following schedule when IPIN achieves certain benchmarks:

i.

$10,000 upon execution of this License Agreement;

ii.

$20,000 when IPIN successfully demonstrates the integration, publishing design, and on-boarding screens of its technology with the Android application package file (apk);

iii.

$20,000 when IPIN successfully integrates the Android app with the IPIN device as demonstrated by transferring the transaction details to the app after a card swipe occurs;

iv.

$60,000 when IPIN successfully demonstrates a card transaction including posting the status to the merchant call back uniform resource locator (url);

v.

$60,000 when IPIN successfully demonstrates a front end data base set up that enables an IPIN device user to affect an IPIN device transaction;

vi.

$60,000 when IPIN successfully demonstrates the completed, back-end development of the IPIN device Android app including any and changes needed to support it; and

As of May 31, 2014, the Company paid $10,000 License Fee and prepaid License Fee $66,620 to IPIN. The Company received 1,000,000 common shares from iPIN.  The Company has not issued 1,000,000 shares to IPIN as of this filing. The Company recorded this investment $164,521(as par value Euro 0.12) and other liability $164,521, secured by the stock of IPIN.

NOTE 7 - SUBSEQUENT EVENTS

On June 6, 2014, the Company signed the share exchange agreement (“Agreement”) with MobiCash America, Inc. D/B/A Quidme. The Company will acquire 100% of the issued and outstanding securities of QUIDME in exchange for the issuance of 43,000,000 shares of IFAN common stock, par value $.001 per share. The Company will fund $500,000 to support the continued development and commercialization of QUIDME’s technology.   The Agreement is to be completed contingent on the financial audit of MobiCash America, Inc.

Except as disclose above, the Company has evaluated subsequent events from May 31, 2014 through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2014 $	August 31, 2013 $
Current Assets	66,620	1,355
Current Liabilities	267,469	30,936
Working Capital (Deficit)	(200,849)	(29,581)

Cash Flows

	Nine Months Ended
	May 31, 2014 $	May 31, 2013 $
Cash Flows from (used in) Operating Activities	(95,729)	(7,460)
Cash Flows from (used in) Investing Activities	10,000	-
Cash Flows from (used in) Financing Activities	104,374	4,050
Net Increase (decrease) in Cash During Period	(1,355)	3,590

Results for the Three Months Ended May 31, 2014 Compared to the Nine Months Ended May 31, 2013

Operating Revenues

The Company’s revenues for the three months ended May 31, 2014 and May 31, 2013 were $nil and $nil, respectively.  We do not anticipate earning revenues until such time that we enter into commercial production of our clothing line.  We are presently in the development stage of our business and we can provide no assurance that we will be able to produce our products or that we will enter into commercial production.

General and Administrative Expenses

General and administrative expenses for the three months ended May 31, 2014 and May 31, 2013 were $27,328 and $3,835, respectively.  General and administrative expenses consisted primarily of consulting fees and accounting and audit fees.  The increase during the current year was primarily due to expenses regarding the implementation of the new business plan and acquisition of the License Agreement.

Net Loss

Net loss for the three months ended May 31, 2014 was $(26,328) compared with a net loss of $(3,835) for the nine months ended May 31, 2013.

Results for the Nine Months Ended May 31, 2014 Compared to the Nine Months Ended May 31, 2013

Operating Revenues

The Company’s revenues for the nine months ended May 31, 2014 and May 31, 2013 were $nil and $nil, respectively.  We do not anticipate earning revenues until such time that we enter into commercial production of our clothing line.  We are presently in the development stage of our business and we can provide no assurance that we will be able to produce our products or that we will enter into commercial production.

General and Administrative Expenses

General and administrative expenses for the nine months ended May 31, 2014 and May 31, 2013 were $37,534 and $14,984, respectively.  General and administrative expenses consisted primarily of consulting fees and accounting and audit fees.  The increase during the current year was primarily due to expenses regarding the implementation of the new business plan and acquisition of the License Agreement.

Net Loss

Net loss for the nine months ended May 31, 2014 was $(36,534) compared with a net loss of $(14,984) for the nine months ended May 31, 2013.

Results for the Period from June 11, 2010 (inception of development stage) Through May 31, 2014

Operating Revenues

The Company’s revenues for the period from June 11, 2010 (inception of development stage) through May 31, 2014 were $nil.

Cost of Revenues

The Company’s cost of revenues for the period from June 11, 2010 (inception of development stage) through May 31, 2014 were $nil.

General and Administrative Expenses

General and administrative expenses for the period from June 11, 2010 (inception of development stage) through May 31, 2014 were $79,587.

General and administrative expenses consist primarily of consulting fees, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from June 11, 2010 (inception of Development stage) through May 31, 2014 was $(78,587).

Liquidity and Capital Resources

As of May 31, 2014, the Company had a cash balance and total assets of $ nil  and $66,620, respectively, compared with $1,355 and $1,355 of cash and total assets, respectively, at August 31, 2013. The decrease in cash was due to normal operating activities and state business license fees.

As of May 31, 2014, the Company had total liabilities of $267,469 compared with $30,936 at August 31, 2013. The increase in total liabilities was attributed to the issuance of a loan to a related party, investment obligations and an increase in accounts payable and accrued liabilities.

The overall working capital deficit increased from $29,581 at August 31, 2013 to $200,849 at May 31, 2014.

Cashflows from Operating Activities

During the nine months ended May 31, 2014, cash used in operating activities was $(95,729) compared to $(7,460) for the nine months ended May 31, 2013.  The increase in the amounts of cash used for operating activities was primarily due to the noncash expenses relating to the license agreement.

Cashflows from Investing Activities

During the nine months ended May 31, 2014 cash used in investing activities was $10,000 compared to $nil for the nine months ended May 31, 2013 from the initial investment in the licensing agreement.

Cashflows from Financing Activities

During the nine months ended May 31, 2014, cash provided by financing activities was $104,374 compared to $11,050 for the nine months ended May 31, 2013.  The increase in cash provided by financing activities is due to receiving proceeds from a loans from related parties in conjunction with the implementation of the new business plan.

Quarterly Developments

Stock Purchase Agreement

On April 25, 2014, J. Christopher Mizer, acquired control of Seven Million One Hundred Twenty Two Thousand Thirty (7,122,030) restricted shares of the Company’s issued and outstanding common stock, representing approximately 97.1% of the Company’s total issued and outstanding common stock, from Danielle Joan Borrie in exchange for $20,000 per the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between Mr. Mizer and Ms. Borrie.

Change of Officers and Directors

On April 28, 2014, (i) Ms. Danielle Joan Borrie resigned from all positions with the Company, including the sole member of the Company’s Board of Directors and the Company’s President, Chief Executive Officer, Chief Financial Officer, and Treasurer, (ii) Nopporn Sadmai resigned as the Secretary. The resignations of Ms. Borrie and Mr. Sadmai were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 28, 2014, Mr. J. Christopher Mizer was appointed to the Company’s Board of Directors and as the Company’s President, Chief Executive Officer.

On April 28, 2014, Mr. Steve Scholl was appointed to the Company’s Board of Directors and as the Company’s Chief Financial Officer, Treasurer, and Secretary.

Issuance of Preferred Shares

Effective May 8, 2014, the Company, with the approval of a majority of its shareholders by written consent, approved the issuance of 600,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”) to J. Christopher Mizer, and 300,000 shares of Series A Preferred Stock to Steve Scholl (“Preferred Shareholders”) in exchange for J. Christopher Mizer’s cancellation of 6,764,887 shares, representing the ownership of approximately 92.2%, of the Company’s Common Stock.   J. Christopher Mizer, will retain an ownership of 357,143 shares of common stock in the Company after this cancellation.

Certificate of Designation of Series A Preferred Stock

On May 8, 2014, the Board of Directors, with the approval of a majority vote of its shareholders approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”).  The Board of Directors authorized the issuance of 900,000 shares of Series A Preferred Stock, which the Board agreed to issue to the Preferred Shareholders or its assigns, upon the Company filing the Certificate of Designation with the Nevada Secretary of State. The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on May 8, 2014, include the right to vote in aggregate, on all shareholder matters equal to 700 votes per share of Series A Preferred Stock and each Series A Preferred Stock share is convertible into shares of our common stock at a conversion rate of 700 shares of common stock for each one (1) share of Series A Preferred Stock.

Increase in Authorized Shares

On May 8, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital to Eight Hundred Ten million shares (810,000,000) of which Eight Hundred Million (800,000,000) shall be shares of Common Stock, par value $0.001 per share, and ten million (10,000,000) shall be shares of Preferred Stock, par value $0.001 per share with one million (1,000,000) of such shares being designated as Series A Preferred Stock. The Increase in Authorized was effective with the Nevada Secretary of State on May 8, 2014, when the Certificate of Amendment was filed. The Increase in Authorized was approved by the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock on May 8, 2014.

License Agreement

On May 15, 2014,  we entered into a two (2) year License Agreement (the “License Agreement”) with IPIN Debit Network, Inc., a New Brunswick, Canada corporation (“IPIN”) for the former’s use and distribution of IPIN’s technology, systems and products in the nature of electronic payments processing and its United States Letters Patents. After the two (2) year period, the License Agreement shall be automatically renewable for successive one (1) year periods for an additional ten (10) years provided that IPIN has received a minimum of Five Million ($5,000,000) dollars in Royalty payments for each of the three (3) through twelve (12) successive years from the signing of the License Agreement.

Under the terms of the License Agreement, IPIN grants to the Company and its sub-licensees, for the term of the License Agreement an exclusive, assignable, right and license to make, use, and sell the Intellectual Property in order to develop, implement, process, prepare and sell the Licensed Products using the Intellectual Property in the countries identified in Schedule A (“the United States of America and its territories, The United Mexican States, Japan, and the Republic of South Korea”) that is attached to the License Agreement (“Schedule A”).   IPIN further grants to the Company and its sub-licensees, for the term of the License Agreement a non-exclusive, assignable, right and license to make, use, and sell the Intellectual Property in order to develop, implement, process, prepare and sell the Licensed Products using the Intellectual Property in all other countries which are not identified in Schedule A.

As per the License Agreement, the Company will provide IPIN with the opportunity to bid to provide front-end processing services to the Company, with the terms of providing such merchant processing services being subject to a separate agreement and are not included within the License Agreement.

Payments

Pursuant to the License Agreement, the Company will be required to pay IPIN Two Hundred Fifty Thousand ($250,000) Dollars in the following amounts as per the terms of the License Agreement:

a)

in consideration for the licenses granted hereunder, the Company agrees to pay to IPIN Two Hundred Fifty Thousand United States Dollars ($250,000) (hereinafter the “License Fee”).

b)

the License Fee owed IPIN shall be payable according to the following schedule when IPIN achieves certain benchmarks:

i.

Ten Thousand United States Dollars ($10,000) upon execution of this License Agreement;

ii.

Twenty Thousand United States Dollars ($20,000) when IPIN successfully demonstrates the integration, publishing design, and on-boarding screens of its technology with the Android application package file (apk);

iii.

Twenty Thousand United States Dollars ($20,000) when IPIN successfully integrates the Android app with the IPIN device as demonstrated by transferring the transaction details to the app after a card swipe occurs;

iv.

Sixty Thousand United States Dollars ($60,000) when IPIN successfully demonstrates a card transaction including posting the status to the merchant call back uniform resource locator (url);

v.

Sixty Thousand United States Dollars ($60,000) when IPIN successfully demonstrates a front end data base set up that enables an IPIN device user to affect an IPIN device transaction;

vi.

Sixty Thousand United States Dollars ($60,000) when IPIN successfully demonstrates the completed, back-end development of the IPIN device Android app including any and changes needed to support it; and

vii.

Twenty Thousand United States Dollars ($20,000) when IPIN successfully demonstrates the completed testing and deployment for in house participants applying the IPIN device Android app to the IPIN device for Apple IOS app, including testing and deployment.

c)

all payments due IPIN shall be made in United States currency by check or wire transfer drawn on a United States bank, unless otherwise specified by IPIN;

d)

the License Fee may be offset by the amount of any financial obligations with IPIN has incurred to the Company or any of its affiliates. Such financial obligations are estimated to be Sixty Six Thousand Six Hundred and Twenty United States Dollars ($66,620) as of the date hereof;

e)

the Company agrees to pay to IPIN the royalty recited in Schedule A (hereinafter the “Royalty”) based on the Company’s net sales of licensed products, as follows:

i.

Royalty Rate is Five Percent (5%) of Net Sales;

ii.

The Royalty owed to IPIN shall be calculated on a monthly basis (the “Royalty Period”), and shall be payable no later than forty-five (45) days after the termination of the preceding monthly period;

iii.

For each Royalty Period, the Company shall provide IPIN with a written royalty statement;

iv.

‘Net Sales’ shall mean the Company’s actual cash collections from sales of Licensed Products; and,

v.

All payments due to IPIN shall be made in United States currency.

f)

the Company agrees to issue to IPIN one million (1,000,000) shares of the Company’s restricted common stock, which shall be restricted from trading according to security law rules and regulations.

g)

IPIN agrees to issue to the Company one million (1,000,000) shares of IPIN’s restricted common stock, which shall be restricted from trading according to security law rules and regulations.

h)

no delay or failure of IPIN to meet any of the benchmarks enumerated in the above section b) shall reduce or limit any of the rights conveyed to the Company under section 1 of the License Agreement.

The foregoing summary description of the terms of the License Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the License Agreement, this reference is made to such agreement, which is filed as Exhibit 10.01 on our Current Report on Form 8-K that was filed with the SEC on May 21, 2014, and is incorporated herein by this reference.

Subsequent Developments

On June 6, 2014, the Company signed the share exchange agreement with MobiCash America, Inc. D/B/A Quidme. The Company will acquire 100% of the issued and outstanding securities of QUIDME in exchange for the issuance of 43,000,000 shares of IFAN common stock, par value $.001 per share. The agreement is conditional upon

QUIDME completing its audit. The Company will fund $500,000 to support the continued development and commercialization of QUIDME’s technology. The final closing of the agreement is contingent on the completion of the financial audit of MobiCash America, Inc.

The foregoing summary description of the terms of the share exchange agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the License Agreement, this reference is made to such agreement, which is filed as Exhibit 10.02 to this Quarterly Report on Form 10-Q.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on November 25, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation except for the following:  There was a change in control of the majority owners and officers of the Company.  Internal controls in place with the prior officers were continued by the new owners.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or about May 8, 2014, the Board of Directors of the Company, with the approval of a majority of its shareholders by written consent, approved the issuance of 600,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”) to J. Christopher Mizer, and 300,000 shares of Series A Preferred Stock to Steve Scholl (“Preferred Shareholders”) in exchange for J. Christopher Mizer’s cancellation of 6,764,887 shares, representing the ownership of approximately 92.2%, of the Company’s Common Stock.   J. Christopher Mizer, will retain an ownership of 357,143 shares of common stock in the Company after this cancellation.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale, the recipient took securities in exchange for other securities already held in the Company, we took appropriate measures to restrict transfer, and the recipient had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuance and the Company paid no underwriting discounts or commissions

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.3	Certificate of Designation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
10.01	License Agreement by and between the Company and IPIN Debit Network Inc., dated May 15, 2014	Filed with the SEC on May 21, 2014, as part of our Current Report on Form 8-K.
10.02	Share Exchange Agreement by and between the Company and MobiCash America, Inc. D/B/A Quidme, dated June 6, 2014	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

INFANTLY AVAILABLE, INC.
Dated: July 21, 2014	/s/ J. Christopher Mizer
J. Christopher Mizer
Dated: July 21, 2014	Its: President and Chief Executive Officer /s/ Steve Scholl Steve Scholl Its: Chief Financial Officer, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 21, 2014	/s/ J. Christopher Mizer
By: J. Christopher Mizer Its: Director

Dated: July 21, 2014	/s/ Steve Scholl
By: Steve Scholl Its: Director