Form 10-Q/A
period 2014-05-31
Infantly Available, Inc.
filed 2014-07-23
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of Infantly Available, Inc. (the "Company") for the quarter ended May 30, 2014, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on July 21, 2014, (the "Original Filing"), is being filed to change the other liability in Common Liabilities to common stock payable under Stockholders’ Equity (deficit) of the Condensed Balance Sheets and to make the correlated adjustments, to include the XBRL Exhibits and to include new certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INFANTLY AVAILABLE, INC.

(A Development Stage Company)

Condensed Financial Statements

May 31, 2014

(Unaudited)

Financial Statement Index

Condensed Balance Sheets 5 Condensed Statements of Operations 6 Condensed Statement of Cash Flows 7 Notes to the Condensed Financial Statements 8

Infantly Available, Inc. (A Development Stage Company) CONDENSED BALANCE SHEETS
	May 31, 2014	August 31, 2013
	Unaudited

CURRENT ASSETS
Cash	$-	$1,355
Prepaid expense	66,620	0
TOTAL CURRENT ASSETS	66,620	1,355
OTHER ASSETS
Investment	164,521	0
Intangible assets	10,000	0
TOTAL OTHER ASSETS	174,521	0
TOTAL ASSETS	$241,141	$1,355

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,525	$21,049
Due to related party	99,423	9,887
TOTAL CURRENT LIABILITIES	102,948	30,936

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock Payable	164.521	0
Preferred stock, $0.001 par value
Authorized
10,000,000 shares of preferred stock, $0.001 par value
Issued and outstanding
900,000 and nil shares of preferred stock	900	0
Common stock, at May 31, 2014 and August 31, 2013, respectively
Authorized
800,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
571,143 and 7,336,030 shares of common stock at May 31, 2014 and August 31, 2013, respectively	571	7,336
Additional paid in capital	50,788	5,136
Deficit accumulated during the development stage	(78,587)	(42,053)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$138,193	$(29,581)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$241,141	$1,355

The accompanying notes are an integral part of these financial statements.

Infantly Available, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception (June 11,
	ended	ended	ended	ended	2010) to
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013	May 31, 2014
REVENUE

Revenues	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

EXPENSES

Office and general	23,803	410	25,903	3,709	38,806
Professional fees	3,525	3,425	11,631	11,275	40,781
Total expenses	27,328	3,835	37,534	14,984	79,587

OPERATING LOSS	(27,328)	(3,835)	(37,534)	(14,984)	(79,587)

OTHER INCOME

Interest income	1,000	-	1,000	-	1,000

NET LOSS	$(26,328)	$(3,835)	$(36,534)	$(14,984)	$(78,587)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$5,644,808	$7,347,130	6,766,094	7,181,347

The accompanying notes are an integral part of these financial statements.

Infantly Available, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
			Cumulative
			results from
	Nine months	Nine months	June 11, 2010
	ended	ended	(inception date) to
	May 31, 2014	May 31, 2013	May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,534)	$(14,984)	$(78,587)
Change in operating assets and liabilities:
Increase in prepaid expense	(66,620)	-	(66,620)
Increase in accounts payable and accrued expenses	7,425	7,524	28,474

NET CASH USED IN OPERATING ACTIVITIES	(95,729)	(7,460)	(116,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of license purchase	(10,000)	-	(10,000)

NET CASH USED IN INVESTING ACTIVITIES	(10,000)	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	104,374	5,700	114,261
Proceeds from common stock issuances	-	5,350	12,472
NET CASH PROVIDED BY FINANCING ACTIVITIES	104,374	11,050	126,733

NET INCREASE IN CASH	(1,355)	3,590	-

CASH, BEGINNING OF PERIOD	1,355	190	-

CASH, END OF PERIOD	$-	$3,780	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Shares issued for related party payable	$-	$-	$7,122

Liabilities contributed to capital	$39,787	$-	$39,787
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

NOTE 7 - SUBSEQUENT EVENTS

On June 6, 2014, the Company signed the share exchange agreement (“Agreement”) with MobiCash America, Inc. D/B/A Quidme. The Company will acquire 100% of the issued and outstanding securities of QUIDME in exchange for the issuance of 43,000,000 shares of IFAN common stock, par value $0.001 per share. The Company will fund $500,000 to support the continued development and commercialization of QUIDME’s technology.   The Agreement is to be completed contingent on the financial audit of MobiCash America, Inc.

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2014 $	August 31, 2013 $
Current Assets	66,620	1,355
Current Liabilities	102,948	30,936
Working Capital (Deficit)	(36,328)	(29,581)

Cash Flows

	Nine Months Ended
	May 31, 2014 $	May 31, 2013 $
Cash Flows from (used in) Operating Activities	(95,729)	(7,460)
Cash Flows from (used in) Investing Activities	10,000	-
Cash Flows from (used in) Financing Activities	104,374	4,050
Net Increase (decrease) in Cash During Period	(1,355)	3,590

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

As of May 31, 2014, the Company had total liabilities of $102,948 compared with $30,936 at August 31, 2013. The increase in total liabilities was attributed to the issuance of a loan to a related party, investment obligations and an increase in accounts payable and accrued liabilities.

The overall working capital deficit increased from $29,581 at August 31, 2013 to $36,328 at May 31, 2014.

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

INFANTLY AVAILABLE, INC.
Dated: July 23, 2014	/s/ J. Christopher Mizer
J. Christopher Mizer
Dated: July 23, 2014	Its: President and Chief Executive Officer /s/ Steve Scholl Steve Scholl Its: Chief Financial Officer, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 23, 2014	/s/ J. Christopher Mizer
By: J. Christopher Mizer Its: Director

Dated: July 23, 2014	/s/ Steve Scholl
By: Steve Scholl Its: Director