Form 10-Q/A
period 2014-05-31
Infantly Available, Inc.
filed 2014-08-28
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.2

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

EXPLANATORY NOTE

This Amendment No. 2 (this "Amendment") to the Quarterly Report on Form 10-Q of Infantly Available, Inc. (the "Company") for the quarter ended May 30, 2014, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on July 21, 2014, (the "Original Filing"), is being filed to include a beneficial conversion feature in relation to the issuance of the preferred shares, to include the XBRL Exhibits and to include new certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INFANTLY AVAILABLE, INC.

(A Development Stage Company)

Condensed Financial Statements

May 31, 2014

(Unaudited)

Financial Statement Index

Condensed Balance Sheets 5 Condensed Statements of Operations 6 Condensed Statement of Cash Flows 7 Notes to the Condensed Financial Statements 8

Infantly Available, Inc. (A Development Stage Company) CONDENSED BALANCE SHEETS
	May 31, 2014	August 31, 2013
	Unaudited

CURRENT ASSETS
Cash	$-	$1,355
Prepaid expense	66,620	0
TOTAL CURRENT ASSETS	66,620	1,355
OTHER ASSETS
Investment	164,521	0
Intangible assets	10,000	0
TOTAL OTHER ASSETS	174,521	0
TOTAL ASSETS	$241,141	$1,355

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,525	$21,049
Due to related party	99,423	9,887
TOTAL CURRENT LIABILITIES	102,948	30,936

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock Payable	164,521	0
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

Infantly Available, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited
					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception (June 11,
	ended	ended	ended	ended	2010) to
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013	May 31, 2014
REVENUE

Revenues	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

EXPENSES

Office and general	23,803	410	25,903	3,709	38,806
Professional fees	3,525	3,425	11,631	11,275	40,781
Total expenses	27,328	3,835	37,534	14,984	79,587

OPERATING LOSS	(27,328)	(3,835)	(37,534)	(14,984)	(79,587)

OTHER INCOME

Interest income	1,000	-	1,000	-	1,000

NET LOSS	$(26,328)	$(3,835)	$(36,534)	$(14,984)	$(78,587)
Deemed dividend for beneficial conversion feature of preferred stock	(1,743,829)	-	(1,743,829)	-
Net income (loss) attributable to common shareholders	(1,770,157)	(3,835)	(1,780,363)	(14,984)

BASIC LOSS PER COMMON SHARE	$(0.31)	$(0.00)	$(0.26)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$5,644,808	$7,347,130	6,766,094	7,181,347

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

Financial and Derivative Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480-10-S99 is consulted for temporary treatment.  Once an event takes place that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity.

The Company periodically assesses its financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares, and contracts with variable share settlements.  In the event of derivative treatment, the instrument is to marketed to market.

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

Beneficial Conversion Feature

The issuance of Series A convertible preferred stock resulted in a beneficial conversion feature, calculated in accordance with FASB ASC 470-20 “Debt with Conversion and Other Options” based upon the conversion price of the preferred stock into common, and the fair value of the common stock at the date of issue. Accordingly, the Company has recognized $1,743,829 as a charge to additional paid-in-capital to account for the deemed dividend on the redeemable convertible preferred stock as of the issuance date in 2014. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon issuance of the convertible preferred stock, as the convertible preferred stock can be converted to common stock by the holder at any time.

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

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.3	Certificate of Designation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
10.01	License Agreement by and between the Company and IPIN Debit Network Inc., dated May 15, 2014	Filed with the SEC on May 21, 2014, as part of our Current Report on Form 8-K.
10.02	Share Exchange Agreement by and between the Company and MobiCash America, Inc. D/B/A Quidme, dated June 6, 2014	Filed with the SEC on July 21, 2014, as part of our Quarterly Report on Form 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

INFANTLY AVAILABLE, INC.
Dated: August 28, 2014	/s/ J. Christopher Mizer
J. Christopher Mizer
Dated: August 28, 2014	Its: President and Chief Executive Officer /s/ Steve Scholl Steve Scholl Its: Chief Financial Officer, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 28, 2014	/s/ J. Christopher Mizer
By: J. Christopher Mizer Its: Director

Dated: August 28, 2014	/s/ Steve Scholl
By: Steve Scholl Its: Director