Form 10-K
period 2014-08-31
IFAN FINANCIAL, INC.
filed 2014-12-16
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_______________

FORM 10-K

_______________

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended August 31, 2014

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

IFAN FINANCIAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	001-36122	33-1222494
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

5694 Mission Center Road, Suite 602-660

San Diego, CA, 92108-4312

Telephone (619) 537-9998

 (Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock

Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]    No [X]

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

Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2014 was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “IFAN.”

As of December 13, 2014, the registrant had 79,960,020 shares of common stock, par value $0.001, issued and outstanding.

Documents incorporated by reference:  None

IFAN FINANCIAL, INC.

TABLE OF CONTENTS

Part I

        Page  No.

Item 1.

Business

5

Item 1A.

Risk Factors

17

Item 1B.

Unresolved Staff Comments

25

Item 2.

Properties

25

Item 3.

Legal Proceedings

26

Item 4.

Mine Safety Disclosures

26

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

26

Item 6.

Selected Financial Data

28

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

29

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

31

Item 8.

Financial Statements and Supplementary Data

31

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

32

Item 9A.

Controls and Procedures

32

Item 9B.

Other Information

33

Part III

Item 10.

Directors and Executive Officers

34

Item 11.

Executive Compensation

27

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

39

Item 13.

Certain Relationships and Related Transactions

40

Item 14.

Principal Accounting Fees and Services

41

Part IV

Item 15.

Exhibits

42

Signatures

43

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Terms

Except as otherwise indicated by the context, references in this report to “Company”, “IFAN”, “IFAN Financial,” “we”, “us” and “our” are references to IFAN Financial, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Item 1.  Business

Our Corporate History and Background

The Company was incorporated on June 11, 2010, under the laws of the State of Nevada.  The Company is currently a development stage company and, since its formation, it has not realized any revenues from operations. The Company originally intended to develop and distribute an organic clothing line designed for children. All our clothing was going to be made of only natural materials. The Company now intends to commence operations in the electronic transfer of funds using mobile applications.

Since inception we worked toward the introduction and development of our website.  We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. In April 2014, the Company had a change in control and abandoned the initial business plan.

On April 25, 2014, J. Christopher Mizer (“Mr. Mizer”) acquired control of Seven Million One Hundred Twenty Two Thousand Thirty (7,122,030) shares of common stock of the Company, representing approximately 97.1% of the Company’s total issued and outstanding common stock, from Danielle Joan Borrie (“Ms. Borrie”) in accordance with a Stock Purchase Agreement between Ms. Borrie and Mr. Mizer.

On April 28, 2014, Danielle Joan Borrie resigned as the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, and Treasurer.

On April 28, 2014, Nopporn Sadmai resigned as the Company’s Secretary.

On April 28, 2014, J. Christopher Mizer was appointed as a member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer.

On April 28, 2014, Steve Scholl was appointed as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer, Treasurer, and Secretary.

On May 8, 2014, the Board of Directors of the Company, with the approval of a majority of its shareholders by written consent, approved the issuance of 600,000 shares of Series A Preferred Stock (as defined and described under Item 3.2) (the “Series A Preferred Stock”) to J. Christopher Mizer, and 300,000 shares of Series A Preferred Stock to Steve Scholl (“Preferred Shareholders”) in exchange for J. Christopher Mizer’s cancellation of 6,764,887 shares, representing the ownership of approximately 92.2%, of the Company’s Common Stock.   J. Christopher Mizer, retained an ownership of 357,143 shares of common stock in the Company after this cancellation.

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

On August 4, 2014, the Directors of the Company, receiving the majority vote of the Company’s Shareholders, approved: (i) a change in the Company name from “Infantly Available, Inc.” to “IFAN Financial, Inc.” and (ii) an 140-for-1 forward stock split of the issued and outstanding shares of common stock of the Company, which shall be payable as a dividend and upon surrender.  All statements have been retroactively restated to reflect this change. On August 5, 2014, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, giving effect to the name change, among other things.

Effective September 3, 2014, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), our company changed its name from Infantly Available, Inc. to IFAN Financial, Inc.

On June 6, 2014, the Company signed the share exchange agreement (“Agreement”) with Mobicash America, Inc. D/B/A Quidme, a company incorporated under the laws of the State of California (“Quidme”), and the shareholders of Quidme (the “Selling Shareholders”) pursuant to a share exchange agreement by and among the Company, Quidme and the Selling Shareholders. The Company was to acquire 100% of the issued and outstanding securities of Quidme in exchange for the issuance of 43,000,000 shares of IFAN common stock, par value $0.001 per share. The Company also agreed to fund $500,000 over the next six months to support the continued development and commercialization of Quidme’s technology.  As a result of the Agreement the Selling Shareholders would receive up to 35% of the Company’s currently issued and outstanding shares of common stock.  Upon completion of the Agreement, Quidme would become the wholly-owned subsidiary and the Company would acquire the business and operations of Quidme.  Further, on the closing date of the Agreement, Christopher Menya, would also be appointed the Chief Technology Officer and a Director of IFAN and as President of the Quidme operating Subsidiary, and John C. De Puy would be appointed as a Director of Quidme. The Agreement was to be completed contingent on the successful financial audit of Mobicash America, Inc.

On October 3, 2014, we received the August 31, 2013, audited financial statements of Mobicash, America, Inc., and we closed the share exchange by acquiring Mobicash America, Inc. and through an amended Share Exchange Agreement (the “Amended Agreement”) we issued the 61,858 shares of Series A preferred stock to the shareholders of Mobicash America, Inc., d/b/a Quidme.

Our principal executive office is located at 5694 Mission Center Road, Suite 602-660.  The telephone number at our principal executive office is (619) 537-9998.  Our financial year end is August 31.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

As a result of the closing of the share exchange agreement with Mobicash America, Inc., Mobicash America, Inc., has become our wholly owned subsidiary and we now carry on the business of developing, producing, marketing and selling mobile electronic payment systems.  Our company is in the development stage and has generated no revenues.

Jumpstart Our Business Startups Act:

The Company is a development stage, company and qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).  For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company for up to five full fiscal years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any February 28 before that time, we would cease to be an emerging growth company as of the following August 31, or if our annual revenues exceed $1 billion, we would cease to be an emerging growth company the following fiscal year, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an emerging growth company immediately.

We will elect to take advantage of the extended transition period for complying with new or revised accounting standards under section 102(b)(1).  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Business Prior to the Closing of the Share Exchange Agreement

The objective of this corporation was to develop and distribute an organic clothing line designed for children and market these products primarily in the western states of the United States of America.    We planned to be our clients’ premier source for designer clothes for infants and toddlers and to provide the right outfit at the right price. We intended to offer the latest fashions from some of the world's top designers. Our plan was to negotiate a commission based on the sales with these designers. We also planned on licensing various clothing designs from designers and find the suitable suppliers and tailors to produce the clothing. There were no arrangements, agreements or understandings with any designer and there was no assurance that we would be able to secure any deal with any top designer.

Our business model was to be based on e-Commerce, using the internet as an expected mean to lower overhead costs. We believed that this was going to be a way to compete against big retail chains.

We were unsuccessful in raising sufficient capital to implement our children’s natural clothing line.  In the winter of 2013, prior management began analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. In that regard, our management began identifying and evaluating opportunities to acquire significant assets or businesses.

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

Payments

Pursuant to the License Agreement, the Company will be required to pay IPIN Two Hundred Fifty Thousand ($250,000) Dollars in the following amounts according to the following schedule when IPIN achieves certain benchmarks:

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

b)

all payments due IPIN shall be made in United States currency by check or wire transfer drawn on a United States bank, unless otherwise specified by IPIN;

c)

the License Fee may be offset by the amount of any financial obligations with IPIN has incurred to the Company or any of its affiliates. Such financial obligations are estimated to be Sixty Six Thousand Six Hundred Twenty United States Dollars ($56,620) as of the date hereof;

d)

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

e)

the Company agrees to issue to IPIN one million (1,000,000) shares of the Company’s restricted common stock, which shall be restricted from trading according to security law rules and regulations.

f)

IPIN agrees to issue to the Company one million (1,000,000) shares of IPIN’s restricted common stock, which shall be restricted from trading according to security law rules and regulations.

g)

no delay or failure of IPIN to meet any of the benchmarks enumerated in the above section b) shall reduce or limit any of the rights conveyed to the Company under section 1 of the License Agreement.

The foregoing summary description of the terms of the License Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the License Agreement, this reference is made to such agreement, which was filed on May 21, 2014 with the Securities and Exchange Commission as Exhibit 10.1 to our Current Report on Form 8-K and is incorporated herein by this reference.

Company Overview Subsequent to the Closing of the Share Exchange Agreement

Quidme is a tech start up providing a ubiquitous mobile payment solution that utilizes the text messaging function of any mobile phone. This unique feature allows Quidme to operate on almost phone or network, with or without data coverage. Significantly, this expands the available market for mobile payments from the roughly fifty-six percent of Americans who own smart phones to the almost ninety percent of Americans (over 270 million people) using any type of mobile phone, allowing them to pay bills, purchase goods and services, or simply to send money to friends and relatives, locally and internationally, using simple text messages. [ex. Send 123-123-1234 $50]

To complete the mobile commerce (m-commerce) ecosystem, Quidme has developed a Social Networking App for smart phones that utilizes our unique payment platform to provide an in-App payment solution within a social networking photo/video sharing platform. The app offers seamless integration of social networking and mobile wallet features and has been dubbed the “e-bay” of the mobile era.

Products and Services

Our Mobile Payment System and Interactive Social Networking photo/video sharing App is a unique solution that does not require subscribers to have existing bank accounts or Social Security numbers to open accounts. It is a solution for those ignored by the banking industry and for those who are not well served by existing financial institutions.

Markets

Quidme focuses on providing affordable, safe, fast, easy and convenient payments and other related services to the largely ignored 50 million plus Americans who are un-banked or under-banked. The Company will aggressively exploit its competitive advantage stemming from its text based payment platform to build a significant subscriber base for its full suite of mobile commerce and related services.

Quidme can be used by anyone, but the demographics below constitute our niche:

•

Millennials (age 18 to 35);

•

Parents (with children, though college age);

•

Immigrants;

•

The Under-banked and the Un-banked;

•

Non Profit Organizations, Churches, Fundraising Drives; and

•

Small Businesses Emphasizing Startups.

Potential Consumers

Mobile payments and electronic money are rapidly developing and expanding worldwide. The remarkable growth in access to mobile telephony has created the possibility of delivering new financial services by leveraging secure, low-cost mobile networks and platforms. Quidme’s mission is to bring a fundamental innovation in convenience and easy access to banking and payment services to all consumers and merchants who desire a more convenient, secure, cost effective solution.

We have designed our products and services to appeal primarily to consumers living in households that earn less than $250,000 annually across the following four consumer segments:

•	Never-banked — households in which no one has ever had a bank account;
•	Previously-banked — households in which at least one member has previously had a bank account, but no one has one currently;
•

Underbanked — households in which at least one member currently has a bank account, but that also use non-bank financial service providers to conduct routine transactions like check cashing or bill payment; and

•	Fully-banked — households that primarily rely on traditional financial services.

Based on data from the Federal Deposit Insurance Corporation, or FDIC, the Federal Reserve Bank, the U.S. Census, the Center for Financial Services Innovation and our proprietary data, we believe the addressable portions of these four consumer segments collectively represent a market opportunity of approximately 270 million people in the United States for our products and services.

Customers in these four different segments will tend to purchase and use our products for different reasons and in different ways. For example, we believe never-banked consumers use our products as a safe, controlled way to spend cash and as a means to access channels of trade, such as online purchases, where cash cannot be used. We believe previously-banked consumers will use our products as a convenient and affordable substitute for a traditional checking account by depositing payroll checks (via direct or in-store deposit) on our Quidme Mobile Payment System and Interactive Social Networking Application and using our products to pay bills, shop online, monitor spending and withdraw cash from ATMs.

We believe underbanked consumers will use our products in ways similar to those of the never - and previously - banked segments, but additionally view our products as a credit card and debit card substitute. For example, underbanked consumers will use our Quidme products to make purchases at physical and online merchants, pay bills, make travel arrangements and guarantee reservations.

We believe fully-banked consumers will use our products as companion products to their bank checking account, segregating funds into separate accounts for a variety of uses. For example, fully-banked consumers may use our cards to shop on the Internet without providing their bank debit card account information online. These consumers also use our Quidme products to control spending, designate funds for specific uses, prevent overdrafts in their checking accounts, or load funds into specific accounts, such as a PayPal account. As our new Quidme Mobile Payment System gains acceptance, we believe that fully-banked consumers will use it in the same way that other fully-banked customers use their bank checking accounts.

As a text based system, the company’s platform works with almost all mobile telephones, not just smart phones, and additionally does not require the user to have a data plan. The result is that the potential subscription base for the company in the United States alone is over 90% of the mobile phone using population and nearly double the potential subscription market of payment applications that are limited to smart phone and internet based platforms.

Quidme appeals significantly to the un-banked and under-banked population. According to the Pew Research Center, an estimated 51 million adults reside in under-banked households. The demographics of the un- and under-banked range from low skill workers to college students and other younger Americans (the so-called Millennials) to individuals who have simply been priced out of the bank accounts by high and rising bank fees. The vast majority of these individuals have mobile phones, and a disproportionate number of them rely on cell phones rather than smart phones. Research indicates that demand for mobile payment solutions will continue to increase. The company’s text-based system brings this capability to mobile telephone users that continue to rely on cell phones as their mobile telephone platform.

Our Business Model

The Company intends to use its proprietary and unique person-to-person, text payment system to quickly gain and build market share in its target demographics. Quidme’s subscriber base will generate revenue through a monthly subscription fee for use of the system. Substantial revenues should also be generated from subscribers’ use of its Visa/MasterCard branded debit card.

Other revenue sources include:

•

Check issuing fees;

•

e-Check deposits and check cashing;

•

ATM Withdrawal fees;

•

Smart phone card reader;

•

Merchant processing fees;and

•

International remittance fees;

Products and Technology

Texting Payments

The Company will use its patent-pending technology to offer its subscribers the unique ability to make payments and money transfers using cell phones via text message. This system will provide Quidme subscribers a private, simple and secure mobile payment platform. All payments will be authenticated through an automated call to the sender to confirm the transaction by entering their PIN. Quidme’s ubiquitous peer-to-peer money transfer is independent of the mobile phone type, data plan or network carrier.

T-Mobile 2:15 PM 86%

Messages **Quidme** Contact

"recharge 19175556666 20.00"

Send 18059539076 45

Please send this pin to your recipient to enable them to access their account: 4353

Send 18053002800 45

$ 50 paid to www.mobicashamerica.com (REF32325). Your new MobiCash account balance is $ 11082.

Send 18053047282 50

Send

Quidme Debit Card

The Company’s private label Visa debit card is included with all Quidme accounts. Our Debit Card will support both magnetic strip and EMV technology, is universally accepted for point of sale payments worldwide and affords Quidme subscribers the ability to access cash from their accounts via ATM withdrawal.

Quidme App

Quidme is our unique app feature that combines mobile wallet with social media and photo/video sharing services.

The social media aspect of the Quidme app allows users to share photos and short videos interactively. The difference between Quidme and all other photo/video sharing apps is the integration of a single click in-app purchase button. A user uploads photos of merchandise they would like to buy or sell to a friend. If interested in the item, the friend simply clicks the "buy" button against it and funds instantly transfer from their account to the poster’s account, allowing the poster to buy or sell the item on the friend’s behalf in real-time. Our app allows friends to both share items and interact socially. QuidBuddy will maximize shopping potential on days like "Black Friday," promotional sales, new product launches, etc.

Mobile Wallet

The App has a built-in mobile wallet functionality that utilizes the underlying Quidme payment platform. This seamless and intuitive integration offers users a complete mobile commerce (m-commerce) experience.

The Mobile Wallet features include:

E-Checks

Subscribers can deposit checks into their accounts by taking a photo of the front and back of the check. Additionally, they can mail out checks by entering payee information. This feature offers our users convenience and substantial savings in contrast to current services available for check cashing and money order purchases.

International Remittance

Quidme’s international remittance product enables subscribers to send money back to their home country through use of the Company’s mobile payment architecture.

Future Products

Our Card Reader

Card Reader

The Company supports small business entrepreneurs with its QuidReader smartphone card reader that will function on both Android and iOS systems. QuidReader functions similarly to card readers on the market and provides users with another avenue for adding funds to their accounts. This feature will be rolled out as a future upgrade.

QR Code Reader

Quidme App has a QR code reader for smart phones and tablets that will enable subscribers to access information and instantly order and purchase products and services in any media (including TV commercials, billboards, and magazines and other print media) where the advertisement for such product or service contains an imbedded QR code.

Omni-cart or Omni-web checkout

Quidme’s patent pending technology allows an online shopper purchasing from various websites to pay from one check out screen by entering only their phone number.

Competition

We operate in highly competitive and rapidly changing markets which may become increasingly competitive. Unlike many companies operating in the prepaid financial services industry, we will provide simple, low-cost and convenient money management solutions to a broad base of U.S. consumers through the combination of our innovative products and services, broad retail distribution and proprietary technology. Consequently, we will compete against a full spectrum of companies across the prepaid financial services industry as well as companies providing traditional banking services. In addition to the direct competitors described below, we will compete for access to retail distribution channels and for the attention of consumers at the retail level.

There is currently limited direct competition to Quidme’s ubiquitous text messaging money transfer payment system in the United States. However, there is segmented competition for various ancillary services we offer our subscribers.

For already banked customers, there may be competition from existing banks that may offer person-to-person transfers between account holders. Most of these features, however, are app driven and, as such, only work with smart phones that have data plans. Our system is not restricted to any bank, specific geographical location and/or hours of operation. Quidme appeals to customers who travel frequently or work long hours and have few breaks. For the un-banked and under-banked, competition emanates from check cashing facilities and prepaid card providers. However, these are very expensive options and, if lost, prepaid cards may not offer protection against that loss. Competition for money transfer is from established players like Money Gram and Western Union. Our services are significantly more affordable and offer convenience and speed.

Merchant service competition is from other card readers like Square, PayPal, Authorize.net, and others. Quidme’s solution is intended to be less expensive and more convenient.

Some of the more evident companies in our field include:

•

Ribbon;

•

Dwolla;

•

Venmo;

•

Vinted;

•

Thredup;

•

Drync;

•

Gobank; and

•

Delectable.

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

•

establish our products’ competitive advantage with customers;

•

develop a comprehensive marketing system; and

•

increase our financial resources.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

We believe that we will be able to compete effectively in our industry because of a competitive advantage offered by our products.  We believe that the products we are able to offer will be attractive to consumers due to their low cost. We will attempt to inform our potential customers of this competitive advantage through various online marketing techniques and positive word of mouth advertising.

As we are a newly-established company, we face the same problems as other new companies starting up in an industry.  Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Intellectual Property

We will rely on a combination of patent, trademark, licenses, copyright laws and trade secret protection in the United States, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our products and services.

Licenses

Quidme is built primarily from open-source platforms although some modules, particularly multi-level authentication modules, are licensed from third parties:

•

Near Sound Data transfer (NSDT) - licensed from Tagatitude;

•

Voice biometric Authentication - licensed from VoiceBio; and

•

Finger Print Authentication - licensed from GeoDesic.

Provisional Patents

Two provisional patents related to our technology have been filed, Provisional Patent numbers: 61949773 and 61949780.  They provide for the following:

•

Omni-cart or Omni-web checkout – An innovation providing an online shopper purchasing merchandise from several sites the ability to pay for all purchases from one checkout screen by entering his/her phone number; and

•

Ubiquitous SMS based money transfer - Peer-to-peer money transfer independent of phone type, network carrier or owning a bank account.

Government Regulation

Compliance with legal and regulatory requirements is a highly complex and integral part of our day-to-day operations. Our products and services are generally subject to federal, state and local laws and regulations, including:

•	• anti-money laundering laws;
•	• money transfer and payment instrument licensing regulations;
•	• escheatment laws;
•	• privacy and information safeguard laws;
•	• banking regulations; and
•	• consumer protection laws.

These laws are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us is at times unclear. Any failure to comply with applicable law could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties and the suspension or revocation of a license or registration required to sell our products and services.

We will have to continually monitor and enhance our compliance program to stay current with the most recent legal and regulatory changes. We will also implement policies and programs and adapt our business practices and strategies to help us comply with current legal standards, as well as with new and changing legal requirements affecting particular services or the conduct of our business generally. These programs include dedicated compliance personnel and training and monitoring programs, as well as support and guidance to our retail distributors and network acceptance members on compliance programs.

Anti-Money Laundering Laws

Our products and services are generally subject to federal anti-money laundering laws, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, and similar state laws. On an ongoing basis, these laws require us, among other things, to:

•	• report large cash transactions and suspicious activity;
•	• screen transactions against the U.S. government’s watch-lists, such as the Specially Designated Nationals and Blocked Persons List maintained by the Office of Foreign Assets Control;
•	• prevent the processing of transactions to or from certain countries, individuals, nationals and entities;
•	• identify the dollar amounts loaded or transferred at any one time or over specified periods of time, which requires the aggregation of information over multiple transactions;
•	• gather and, in certain circumstances, report customer information;
•	• comply with consumer disclosure requirements; and
•	• register or obtain licenses with state and federal agencies in the United States and seek registration of our retail distributors and network acceptance members when necessary.

Anti-money laundering regulations are constantly evolving. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures in order to comply with the most current legal requirements. We cannot predict how these future regulations might affect us. Complying with future regulation could be expensive or require us to change the way we operate our business.

Money Transmitter Licensing Regulations

We will be subject to money transmitter licensing regulations. We will have to obtain licenses to operate as a money transmitter in all 50 states, Puerto Rico and Washington, D.C. As a licensee, we are subject to certain restrictions and requirements, including reporting, net worth and surety bonding requirements and requirements for regulatory approval of controlling stockholders, agent locations and consumer forms and disclosures. We are also subject to inspection by the regulators in the jurisdictions in which we are licensed, many of which conduct regular examinations.

In addition, we must at all times maintain “permissible investments” in an amount equivalent to all “outstanding payment obligations.” The definition and interpretation of outstanding payment obligations may vary by jurisdiction and, in some cases, may include the balances on our card products even though technically, the outstanding payment obligations represented by the balances on our card products are liabilities of the issuing bank. Accordingly, it is possible that some states will require us to maintain permissible investments in an amount equal to the outstanding payment obligations of the bank that issues our cards. The types of securities that are considered “permissible investments” vary from state to state, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments.

Escheatment Laws

Unclaimed property laws of every U.S. jurisdiction require that we track certain information on our card products and services and that, if customer funds are unclaimed at the end of an applicable statutory abandonment period, the proceeds of the unclaimed property be remitted to the appropriate jurisdiction. We will have to agree with the banks that issue our cards to manage escheatment law compliance with respect to our card products and services and have an ongoing program to comply with those laws. Statutory abandonment periods that will be applicable to our card products and services typically range from three to seven years.

Privacy and Information Safeguard Laws

In the ordinary course of our business, we collect certain types of data, which subjects us to certain privacy and information security laws in the United States, including, for example, the Gramm-Leach-Bliley Act of 1999, or the GLB Act, and other laws or rules designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These state and federal laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial institutions have in place policies regarding information privacy and security. In addition, under federal and certain state financial privacy laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify state law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. In order to comply with the privacy and information safeguard laws, we will have to implement confidentiality/information security standards and procedures in place for our business activities and with network acceptance members and our third-party vendors and service providers. Privacy and information security laws evolve regularly, requiring us to adjust our compliance program on an ongoing basis and presenting compliance challenges.

Consumer Protection Laws

We are subject to state and federal consumer protection laws, including laws prohibiting unfair and deceptive practices, regulating electronic fund transfers and protecting consumer nonpublic information. We believe that we have appropriate procedures in place for compliance with these consumer protection laws, but many issues regarding our service have not yet been addressed by the federal and state agencies charged with interpreting the applicable laws.

In order to permit the direct deposit of federal benefits and other federal funds to our products, we will comply with the requirements of the Electronic Fund Transfer Act of the Federal Reserve Board, or Regulation E, as they relate to payroll cards, including disclosure of the terms of our electronic fund transfer services to consumers prior to their use of the service, 21 days' advance notice of material changes, specific error resolution procedures and timetables, and limits on customer liability for transactions that are not authorized by the consumer.

In June 2011, the Consumer Financial Protection Bureau, or CFPB, issued a notice and request for comment on defining what kinds of companies should be included as “larger participants” for its nonbank supervision program. The CFPB subsequently published its first "larger participant" proposed rule, in February 2012, defining nonbank “larger participants” as entities engaged in consumer debt collection and consumer reporting. The CFPB published final rules regarding “larger participants” engaged in consumer reporting and consumer debt collection in, respectively, July 2012 and October 2012. Although the CFPB did not include prepaid card issuers in these rules, the CFPB may take actions in the future, including other rulemakings that subject us or our products and services to its oversight and regulation.

In May 2012, the CFPB issued an Advanced Notice of Proposed Rulemaking seeking information from the public regarding prepaid cards. Although rules were not published in the Advanced Notice of Proposed Rulemaking, we believe that the CFPB is focused on whether some or all of the provisions of Regulation E should apply to prepaid cards and on the product fees, disclosures and product features of prepaid cards.

Payment Networks

In order to provide our products and services, we, as well as the banks that issue our cards, must register with Visa and, as a result, are subject to payment network rules that could subject us to a variety of fines or penalties that may be levied by the payment networks for certain acts or omissions. The banks that issue our cards are specifically registered as “members” of the Visa payment networks. Visa set the standards with which we and the card issuing banks must comply.

Amount Spent on Research and Development the Last Two Fiscal Years

IFAN has not spent any money during each of the last two fiscal years on research and development activities.

Additionally, Quidme has spent from the period of inception (September 14, 2012) until May 31, 2013, $235,972 in research and development and then for the nine months ended May 31, 2014, Quidme has spent an additional $248,487.

Employees

As of October 3, 2014, through the acquisition Quidme, we have 4 full-time employees/consultants and 7 part-time employees/consultants in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company's common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company's common stock. If any of the following risks actually occurs, the Company's business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the trading price of the Company's common stock could decline, and one could lose all or part of one's investment. One should also refer to the other information set forth in this report, including the Company's consolidated financial statements and the related notes.

RISKS RELATED TO OUR BUSINESS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated into this annual report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations and, as at August 31, 2014, have incurred a net loss from operations of $83,581 since our inception on June 11, 2010.  Our business operations began in 2014, and have resulted in net losses in each year.  We have generated only nominal revenues since our inception.  Our profitability will require increased awareness of our brand and increased sales of our products. We may not be able to successfully achieve any of these requirements or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2014 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2014, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

Our operating results may fluctuate in the future, which could cause our stock price to decline.

Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our common stock, the trading price of our common stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:

•	• the timing and volume of purchases, use and reloads of our prepaid cards and related products and services;
•	• the timing and success of new product or service introductions by us or our competitors;
•	• seasonality in the purchase or use of our products and services;
•	• reductions in the level of interchange rates that can be charged;
•	• fluctuations in customer retention rates;
•	• changes in the mix of products and services that we sell;
•	• changes in the mix of retail distributors through which we sell our products and services;
•

•

the timing of commencement of new product development and initiatives that cause us to expand into new distribution channels, and the timing of costs of existing product roll-outs to new retail distributors and the length of time we must invest in those new products, channels or retail distributors before they generate material operating revenues;

•	• our ability to obtain timely regulatory approval for strategic initiatives;
•	• changes in our or our competitors’ pricing policies or sales terms;
•	• significant changes in our risk policies and controls;
•	• the timing of costs related to fraud losses;

•	• the timing of commencement and termination of major advertising campaigns;
•	• the timing of costs related to the development or acquisition of complementary businesses;
•	• the timing of costs of any major litigation to which we are a party;
•

•

the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure, including our investments in a processing solution to eventually replace our current processing services provider;

•	• accounting charges related to impairment of capitalized internal-use software, intangible assets and goodwill;
•	• our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;
•	• changes in the political or regulatory environment affecting the banking or electronic payments industries generally or prepaid financial services specifically.

Our inability to complete our future research and development and engineering projects in a timely manner could have a material adverse effect of our results of operations, financial condition and cash flows.

If our research and development projects are not completed in a timely fashion we could experience:

•

substantial additional cost to obtain a marketable product;

•

additional competition resulting from competitors in the electronic payment industry, and;

•

delay in obtaining future inflow of cash from financing or partnership activities.

We could face intense competition, which could result in lower revenues and higher research and development expenditures and could adversely affect our results of operations.

Unless we keep pace with changing technologies, we could lose customers and fail to win new customers. In order to compete effectively in the electronic payment industry, we must continually design, develop and market new and enhanced technologies. Our future success will depend, in part, upon our ability to address the changing and sophisticated needs of the marketplace.

The market for our technology and products is still developing and if the industry adopts test criteria that are different from our internal test criteria our competitive position would be negatively affected. Additionally, governments could institute laws which negatively affect our competitive position.  Our plan to pursue sales in international markets may be limited by risks related to conditions in such markets.

Parts of our company’s business plan are dependent on business relationships with various parties

We expect to rely in part upon third party manufacturers, and distribution partners to sell our products, and we may be adversely affected if those parties do not actively promote our products.  Further, if our products are not timely delivered or do not perform as promised, we could experience increased costs, lower margins, liquidated damage payment obligations and reputational harm.

We must attract and maintain key personnel or our business may fail.

Success depends on the acquisition of key personnel.  We will have to compete with other companies both within and outside the electronic payment industry to recruit and retain competent employees.  If we cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate requiring significant capital to continue development of our planned products to meet market evolution, and execute our business plan, generally.   We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.

We and our future retail distributors, network acceptance members, third-party processors and the merchants that accept our cards receive, transmit and store confidential customer and other information in connection with the sale and use of our prepaid financial services. Our encryption software and the other technologies we will use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Our future retail distributors, network acceptance members, third-party processors and the merchants that accept our cards also may experience similar security breaches involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.

A data security breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at one of our potential third-party banks that issue our cards or at our potential retail distributors, network acceptance members or third-party processors could result in significant reputational harm to us and cause the use and acceptance of our cards to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, which could have a significant adverse impact on our operating results.

Fraudulent and other illegal activity involving our products and services could lead to reputational damage to us, reduce the use and acceptance of our cards and reload network, and may adversely affect our financial position and results of operations.

Criminals are using increasingly sophisticated methods to engage in illegal activities involving prepaid cards, reload products or cardholder information. These activities often include malicious social engineering schemes, where people are asked to provide a prepaid card or reload product in order to obtain a loan or purchase goods or services. Illegal activities may also include fraudulent payment or refund schemes and identity theft. We will rely upon third parties for some transaction processing services, which subjects us and our cardholders to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause retail distributors or network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, operating results and financial condition. Furthermore, we have accelerated the implementation of risk control mechanisms that have made it more difficult for all customers, including legitimate customers, to obtain and use our products and services. We believe it is likely that our risk control mechanisms will continue to adversely affect our new card activations from legitimate customers for the foreseeable future and that our operating revenues, excluding stock-based retailer incentive compensation, will be negatively impacted as a result.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have not achieved revenues and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the development stage. Our success is significantly dependent on the successful research and development of our planned products, which cannot be guaranteed. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to complete the research and development of our products and operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our commercial success may depend, in part, on obtaining and maintaining patent protection, trade secret protection and regulatory protection of our technologies and product candidates as well as successfully defending third-party challenges to such technologies and candidates. We will be able to protect our technologies and product candidates from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third-party challenges to their validity, scope or enforceability will also play an important role in determining our future.

The copyright and patent positions of technology related companies can be highly uncertain and involve complex legal and factual questions that include unresolved principles and issues. No consistent policy regarding the breadth of claims allowed regarding such companies’ patents has emerged to date in the United States, and the patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning our patents.

We may also rely on trade secrets to protect our technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect confidential information, in part, through confidentiality agreements with our consultants and scientific and other advisors, they may unintentionally or willfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and product candidates, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitability.

If we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could cause us to go out of business.

There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Although we anticipate having a valid defense to any allegation that our current products,  production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that we might infringe with our products or other activities, and our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial litigation expenses and, if successful, may require us to pay substantial damages. Some of our potential competitors may be better able to sustain the costs of complex patent litigation, and depending on the circumstances, we could be forced to stop or delay our research, development, manufacturing or sales activities. Any of these costs could cause us to go out of business.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated into our products. If any of our competitor’s copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively.

We also consider our trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We have registered various trademarks in the United States. These and any other measures that we may take to protect our intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use.

Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

Our products may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products and services may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received.

Our success is dependent upon our marketing efforts.

We have limited experience in marketing mobile payment systems and limited financial, personnel and other resources to undertake extensive marketing activities. If we are unable to generate significant market awareness for our products and our brands our operations may not generate sufficient revenues for us to execute our business plan, generate revenues and achieve profitable operations.

We will rely, in part, on the efforts of our independent sales distributors and outside networks to augment our internal sales efforts and distribute our product to wholesalers and or retailers to generate revenues. Any change in distributors or our ability to timely replace any given distributor would have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the Over-The-Counter Bulletin Board quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•

variations in our operating results;

•

changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•

changes in operating and stock price performance of other companies in our industry;

•

additions or departures of key personnel; and

•

future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. The trading volume of our common shares may be sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume.  Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock may become volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock may be characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contains a specific provision that eliminates the liability of our directors and officers for monetary damages to our company and shareholders. Further, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses that Mobicash America, Inc., did not incur as a private company prior to the share exchange.

We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA.  We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any February 28.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.  Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.  Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own or lease any real property.  Our principal executive offices are located at 5694 Mission Center Road, Suite 602-660, San Diego, CA, 92108-4312, which is currently provided free of rent by our Chief Executive Officer.

We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Mine Safety Disclosures

None.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is not traded on any exchange.  Our common stock is quoted on the OTCQB under the trading symbol “IFAN”.  We cannot assure you that there will be a market in the future for our common stock.

OTCQB securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers.  OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted since October 30, 2013, trading under the symbol “IFAN”. Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Markets since we began trading October 30, 2013 based on our fiscal year end August 31. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
August 31,	Period	High	Low
2014	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	2.00	1.60

2015	First Quarter	0.61	0.10

Our independent stock transfer agent is Columbia Stock Transfer.  Their mailing address is 1869 E. Seltice Way, #292, Post Falls ID 83854 and the phone number is (208) 664.3544.

Record Holders

As of December 13, 2014, there were 79,960,020 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 37 holders of record, based on information provided by our transfer agent.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

• a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

• a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
• a toll-free telephone number for inquiries on disciplinary actions;
• definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and,
• such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

• the bid and offer quotations for the penny stock;
• the compensation of the broker-dealer and its salesperson in the transaction;
• the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
• monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Description of Registrant’s Securities

We are authorized to issue up to 800,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 shares of preferred stock, par value of $0.001. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. Our bylaws provide that any vacancy occurring in the board of directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the board of directors. Stockholders do not have pre-emptive rights to purchase shares in any future issuance of our common stock.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, par value of $0.001. We have designated 1,000,000 of our 10,000,000 shares as Series A preferred stock. Each outstanding share of Series A preferred stock includes the right to vote in aggregate, on all shareholder matters equal to 700 votes per share of Series A Preferred Stock and each Series A Preferred Stock share is convertible into shares of our common stock at a conversion rate of 700 shares of common stock for each one (1) share of Series A Preferred Stock.

Equity Compensation Plans

We do not have any equity compensation plans in place, whether approved by the shareholders or not.

Warrants, Options and Convertible Securities

We do not have any outstanding warrants, options or convertible securities.

Recent Sales of Unregistered Securities:

None.

Repurchase of Equity Securities:

None.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2014.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	August 31, 2014 $	August 31, 2013 $
Cash	-	1,355
Current Assets	86,620	1,355
Current Liabilities	310,708	30,936
Working Capital (Deficit)	224,088	(29,581)

Cash Flows

	August 31, 2014 $	August 31, 2013 $
Cash Flows from (used in) Operating Activities	(92,993)	(9,885)
Cash Flows from (used in) Investing Activities	(60,000)	-
Cash Flows from (used in) Financing Activities	151,138	11,050
Net Increase (decrease) in Cash During Period	(1,355)	1,165

Results of Operations

We are a development stage company and have generated no revenues since inception (June 11, 2010) and have incurred $84,851 in expenses through August 31, 2014.  For the years ended August 31, 2014 and 2013 we incurred $42,798 and $19,209, respectively, in general and administrative expenses and professional fees.

Results for the Year Ended August 31, 2014 Compared to the Year Ended August 31, 2013

Revenues:

The Company’s revenues were $nil for the year ended August 31, 2014 compared to $nil in 2013.

Cost of Revenues:

The Company’s cost of revenue was $nil for the year ended August 31, 2014, compared to $nil in 2013.

General and Administrative Expenses:

General and administrative expenses for the year ended August 31, 2014, and August 31, 2013, were $42,798 and $19,209, respectively. General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in SEC filing fees due to increased corporate activity.

Net Loss:

Net loss for the year ended August 31, 2014, was $(41,798) compared with a net loss of $(19,209) for the year ended August 31, 2013.  The increased net loss is due to an increase in administrative expenses and professional fees due to the increased activity of the company.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of August 31, 2014, total current assets were $86,620.

As of August 31, 2014, total current liabilities were $310,708, which consisted primarily of advances from officers. We had negative net working capital of $224,088 as of August 31, 2014.

Intangible Assets

The Company’s intangible assets were $30,000 as of August 31, 2014, consisting of progress payments on the iPIN Debit Network License Agreement.

Material Commitments

The Company’s material commitments were $-0- as of August 31, 2014.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and Development activities.

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

Contractual Obligations

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

Item 8.  Financial Statements and Supplemental Data

IFAN FINANCIAL, INC.

F/k/a Infantly Available, Inc.

August 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors

IFAN Financial, Inc.

San Diego, California

We have audited the accompanying balance sheets of IFAN Financial, Inc. as of August 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IFAN Financial, Inc. as of August 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Kyle L. Tingle, CPA, LLC

December 2, 2014

Las Vegas, Nevada

IFAN Financial, Inc. F/k/a Infantly Available, Inc.
BALANCE SHEETS

	August 31, 2014	August 31, 2013

CURRENT ASSETS
Cash	$-	$1,355
Prepaid expense	56,620	-
Advances	30,000	-
TOTAL CURRENT ASSETS	86,620	1,355
OTHER ASSETS
Investment	164,521	-
Intangible assets	30,000	-
TOTAL OTHER ASSETS	194,521	-
TOTAL ASSETS	$281,141	$1,355

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$21,049
Due to related party	146,187	9,887
Other liability	164,521	-
TOTAL CURRENT LIABILITIES	310,708	30,936

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value
Authorized
10,000,000 shares of preferred stock, $0.001 par value
Issued and outstanding
900,000 shares of preferred stock	$900	$-
Common stock, $0.001 par value
Authorized
800,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
79,960,020 and 1,027,044,200 shares of common stock	79,960	1,027,044
Additional paid in capital	(26,576)	(1,014,572)
Accumulated deficit	(83,851)	(42,053)
TOTAL STOCKHOLDERS' DEFICIT	$(29,567)	$(29,581)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$281,141	$1,355

The accompanying notes are an integral part of these financial statements.

IFAN Financial, Inc. F/k/a Infantly Available, Inc.
STATEMENTS OF OPERATIONS

	Twelve months	Twelve months
	ended	ended
	August 31, 2014	August 31, 2013
REVENUE

Revenues	$-	$-
Total revenues	-	-

EXPENSES

Office and general	28,973	4,509
Professional fees	13,825	14,700
Total expenses	42,798	19,209

OTHER INCOME

Interest income	1,000	0
NET LOSS	(41,798)	(19,209)
Deemed dividend for beneficial conversion of preferred stock	(1,750,161)	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,791,959)	$(19,209)
BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	715,674,059	1,014,944,364
DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING	922,797,346	1,014,944,364

The accompanying notes are an integral part of these financial statements.

IFAN Financial, Inc. F/k/a Infantly Available, Inc.

STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit	Total

Balance, August 31, 2012	-	$-	1,027,044,200	$1,027,044	$(1,014,572)	$(22,844)	$(10,372)

Net loss	-	-	-	-	-	(19,209)	(19,209)

Balance, August 31, 2013	-	-	1,027,044,200	1,027,044	(1,014,572)	(42,053)	(29,581)

Shares cancelled for preferred shares	900,000	900	(947,084,180)	(947,084)	946,184	-	-

Contributed capital	-	-	-	-	41,812	-	41,812

Deemed dividend for beneficial conversion feature of preferred stock	-	-	-	-	-	1,750,161	1,750,161

Net loss						(1,791,959)	(1,791,959)

Balance, August 31, 2014	900,000	$900	79,960,020	$79,960	$(26,576)	$(83,581)	$(29,567)

The accompanying notes are an integral part of these financial statements.

IFAN Financial, Inc. F/k/a Infantly Available, Inc.
STATEMENTS OF CASH FLOW

	Twelve months	Twelve months
	ended	ended
	August 31, 2014	August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,798)	$(19,209)
Change in operating assets and liabilities:
Increase in prepaid expense	(56,620)	-
Decrease in accounts payable and accrued expenses	5,925	9,324

NET CASH USED IN OPERATING ACTIVITIES	(92,993)	(9,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Mobicash America, Inc.	(30,000)
Payment of license purchase	(30,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(60,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	151,138	5,700
Proceeds from common stock issuance	-	5,350

NET CASH PROVIDED BY FINANCING ACTIVITIES	151,138	11,050

NET INCREASE IN CASH	(1,355)	1,165

CASH, BEGINNING OF PERIOD	1,355	190

CASH, END OF PERIOD	$-	$1,355

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Payables converted to capital, net of cash	$41,812	$-

The accompanying notes are an integral part of these financial statements.

IFAN Financial, Inc.

F/k/a Infantly Available, Inc.

(A Development Stage Company)

 NOTES TO THE FINANCIAL STATEMENTS

August 31, 2014

NOTE 1 – FINANCIAL STATEMENTS

The Company was incorporated in the State of Nevada as a for-profit Company on June 11, 2010 and established a fiscal year end of August 31. The initial business plan was to develop and distribute an organic clothing line designed for children. All our clothing would have been made of natural fibers only.

During the year, the Company abandoned the business plan as an organic children’s clothing company.  In June 2014, the Company signed an agreement with MobiCash America, Inc. to develop technology solutions in the mobile payment and social media markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of August 31, 2014 and August 31, 2013 there were no cash equivalents.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the date of enactment or substantive enactment.

Financial Instruments

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1       Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2       Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

 Level 3       Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial  Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to  Variable  Interest Entities Guidance in Topic  810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition,  the amendments eliminate  the requirements for development stage entities to: (i) present inception-to-date information in the statements of income,  cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description  of the development  stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development  stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for this unaudited condensed consolidated financial statements.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

NOTE 3 – STOCK ISSUANCE

The Company’s capitalization is 800,000,000 common shares with a par value of $0.001 per share, 10,000,000 shares preferred shares with a par value of $0.001. As of August 31, 2014, 79,960,020 common shares were issued and outstanding and 900,000 preferred shares were issued and outstanding.

During the year, the Company had a change of control of majority shareholders.  In conjunction with the change of control, liabilities of $41,989, offset by $177 cash held in escrow owed to and incurred by prior management are not to be repaid and were included as contributed capital.

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

On August 4, 2014, the Directors of the Company, receiving the majority vote of the Company’s Shareholders, approved (i) a change in the Company name from “Infantly Available, Inc.” to “IFAN Financial, Inc.” and (ii) a 140-for-1 forward stock split of the issued and outstanding shares of common stock of the Company, which shall be payable as a dividend and upon surrender.  All statements have been retroactively restated to reflect this change. On August 5, 2014, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, giving effect to the name change, among other things.

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

As of August 31, 2014, there were loans payable to two officers for $128,554 and $17,633, respectively that are non-interest bearing with no specific repayment terms.  As of August 31, 2014, neither officer had made demand for repayment of funds.

NOTE 5 – LICENSE AGREEMENT

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

(a)

in consideration for the licenses granted hereunder, the Company agrees to pay to IPIN Two Hundred Fifty Thousand United States Dollars ($250,000) (hereinafter the “License Fee”).

(b)

the License Fee owed IPIN shall be payable according to the following schedule when IPIN achieves certain benchmarks:

i)

$10,000 upon execution of this License Agreement;

ii)

$20,000 when IPIN successfully demonstrates the integration, publishing design, and on-boarding screens of its technology with the Android application package file (apk);

iii)

$20,000 when IPIN successfully integrates the Android app with the IPIN device as demonstrated by transferring the transaction details to the app after a card swipe occurs;

iv)

$60,000 when IPIN successfully demonstrates a card transaction including posting the status to the merchant call back uniform resource locator (url);

v)

$60,000 when IPIN successfully demonstrates a front end data base set up that enables an IPIN device user to affect an IPIN device transaction;

vi)

$60,000 when IPIN successfully demonstrates the completed, back-end development of the IPIN device Android app including any and changes needed to support it; and

As of August 31, 2014, the Company paid $30,000 in License Fees and prepaid License Fees of $56,620 to IPIN. The Company received 1,000,000 common shares from iPIN. The Company has not issued 1,000,000 shares to IPIN. The Company recorded this investment at $164,521(as par value Euro 0.12) and other liability $164,521.

NOTE 6 – INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of and 2014 and 2013 are as follows:

	August 31, 2014	August 31, 2013

Net operating loss carry forward	$ 83,581	$ 42,053
Effective tax rate	35%	35%
Deferred tax asset	29,347	14,719
Less: Valuation allowance	(29,347)	(14,719)
Net deferred tax asset	$ -	$ -

The reconciliation of income taxes computed at the statutory rate to the income tax recorded is as follows:

	August 31, 2014	August 31, 2013

Net operating loss carry forward	$ 41,798	$ 19,209
Effective tax rate	35%	35%
Deferred tax assets	14,629	6,723
Less: Valuation allowance	(14,629)	(6,723)
Net deferred tax asset	$ -	$ -

The net federal operating loss carry forward will expire between 2031 and 2034.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – SUBSEQUENT EVENTS, ACQUISITION OF MOBICASH AMERICA, INC.

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

On October 3, 2014, the Company closed the share exchange by acquiring Mobicash America, Inc. and through an amended Share Exchange Agreement we issued 61,858 shares of Series A preferred stock to the shareholders of Mobicash America, Inc., D/B/A Quidme.

Effect of Acquisition of Mobicash America, Inc.

If the acquisition of Mobicash America, Inc. had been completed as of August 31, 2014, the consolidated balance sheet and statement of operations would have appeared as follows:

IFAN FINANCIAL, INC. CONSOLIDATED PRO FORMA BALANCE SHEETS
	IFAN	MOBICASH	Pro-forma Adjustments		Pro forma
	AUG 31, 2014	AUG 31, 2014	AUG 31, 2014		AUG 31, 2014
ASSETS
CURRENT ASSETS
Cash	$--	$14,471	$--		$14,471
Advances	30,000	--	(30,000)		--
Prepaid expenses	56,620	--	--		56,620
Total current assets	86,620	14,471	(30,000)		81,091
Property, plant & equipment, net	--	4,774	--		4,774
OTHER ASSETS
Investment	164,521	--	--		164,521
Intangible assets	30,000	--	--		30,000
Total other assets	194,521	--	--		194,521
TOTAL ASSETS	$281,141	$19,245	$(30,000)		$270,836

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payables and accrued liabilities	$--	$294,954	$--		$294,954
Related party payable	146,187	45,122	--		191,309
Other liabilities	164,521	--	--		164,521
Advances	--	30,000	(30,000)
Total current liabilities	310,708	370,076	(30,000)		650,784
Long-term loans		5,000	--		5,000
TOTAL LIABILITIES	310,708	$375,076	(30,000)		655,784

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.001 par value, 900,000 authorized, 962 issued and outstanding	900	$--	62		962

Common stock $0.001 par value, 800,000 authorized, 79,960,143 issued and outstanding	79,960	$534,302	(534,302)		79,960
Additional paid in capital	26,576	--	534,240		507,664
Accumulated income (deficit)	(83,581)	(890,133)	--		(973,984)
Total stockholders’ equity (deficit)	(29,567)	(355,828)		--	(385,398)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$281,141	$19,245	$30,000		$270,386

IFAN FINANCIAL, INC. CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
	YEAR ENDED AUGUST 31, 2014	YEAR ENDED AUGUST 31, 2014	YEAR ENDED AUGUST 31, 2014	YEAR ENDED AUGUST 31,2014
	IFAN	MOBICASH	Adjustments	Pro forma

REVENUE	$--	$--	$--	$--
COST OF REVENUE	--	--	--	--
GROSS PROFIT	--	--	--
OPERATING EXPENSES
Depreciation and amortization	--	4,751	--	4,751
Professional fees and related expenses	13,825	--	--	13,825
Office and general expenses	28,973	--	--	28,973)
Research and development	--	440,638	--	440,638
TOTAL OPERATING EXPENSES	42,798	445,389	--	488,187
OPERATING INCOME (LOSS)	$(42,798)	(445,389)	$--	(488,187)
OTHER EXPENSE (INCOME), non-operating
Interest Income	1,000	--	--	1,000

NET LOSS	(41,798)	(445,389)	--	(487,167)
Deemed dividend for beneficial conversion of preferred stock	1,750,161	--	--	1,750,161
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	1,791,959	(445,389)	--	2,237,358
BASIC LOSS PER SHARE	$--	$--	$--	$--
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	715,674,029	--	--	715,674,029

Entry into a Material Definitive Agreement

Pursuant to a subscription agreement executed on November 25, 2014, IFAN Financial, Inc. closed a private placement to one accredited investor, for an aggregate of 3,703,703 restricted common shares at a price of $0.27 per share, and an equal amount of warrants that are exercisable until December 31, 2015 at an exercise price of $1.00 per Warrant Share for total gross proceeds of $1,000,000.  The restricted common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The private placement was fully subscribed to by one non-U.S. person.  The Units payment schedule is as follows:

1.

$200,000 to be paid upon the execution of the Subscription Agreement;

2.

$200,000 to be paid by December 8, 2014;

3.

$200,000 to be paid by December 29, 2014;

4.

$200,000 to be paid by January 19, 2015; and

5.

$200,000 to be paid by February 9, 2015.

Except as disclosed above, the Company has evaluated subsequent events from August 31, 2014 through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None. There have been no changes or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee.

2.

We did not maintain appropriate cash controls – As of August 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at August 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors plans to nominate an audit committee or a financial expert on our Board of Directors in fiscal 2015.

2.	We plan to appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B.  Other Information

Share Exchange Agreement

On June 6, 2014, the Company signed the share exchange agreement (“Agreement”) with Mobicash America, Inc. D/B/A Quidme, a company incorporated under the laws of the State of California (“Quidme” or “Mobicash America, Inc.”), and the shareholders of Quidme (the “Selling Shareholders”) pursuant to a share exchange agreement by and among the Company, Quidme and the Selling Shareholders. The Company will acquire 100% of the issued and outstanding securities of Quidme in exchange for the issuance of 43,000,000 shares of IFAN common stock, par value $0.001 per share. The Company will also fund $500,000 over the next six months, to support the continued development and commercialization of Quidme’s technology.  As a result of the Agreement the Selling Shareholders will acquire up to 35% of the Company’s currently issued and outstanding shares of common stock.  Upon completion of the Agreement, Quidme will become the wholly-owned subsidiary and the Company acquired the business and operations of Quidme.  Further, on the Closing date of the Agreement, Christopher Menya, shall also be appointed the Chief Technology Officer and as a Director of IFAN, as President of the Quidme operating Subsidiary, and John C. De Puy will be appointed as a Director of Quidme. The Agreement is to be completed contingent on the successful financial audit of Mobicash America, Inc.

On October 3, 2014, we received the August 31, 2013, audited financial statements of Mobicash, America, Inc., and we closed the share exchange by acquiring Mobicash America, Inc. and through an amended Share Exchange Agreement (the “Amended Agreement”) we issued the 61,858 shares of our Series A preferred stock to the shareholders of Mobicash America, Inc., d/b/a Quidme.

As a result of these transactions, we have 79,960,020 issued and outstanding common shares at the time of this report and 961,858 shares of Series A preferred stock issued and outstanding.

The aforementioned Agreement includes customary representations, warranties and covenants of the Company, Quidme, and the Selling Shareholders, made to each other as of specific dates.

Pursuant to a subscription agreement executed on November 25, 2014, the Company closed a private placement to one accredited investor, for an aggregate of 3,703,703 restricted common shares (“Shares”) at a price of US$0.27 per Share, and an equal amount of warrants that are exercisable until December 31, 2015 at an exercise price of $1.00 per Warrant Share (“Warrants”) together, the units (“Unit”) for total gross proceeds of US$1,000,000. The restricted common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by one non-U.S. person. The Unit payment schedule is as follows:

1.

Two Hundred Thousand ($200,000) to be paid upon the execution of the Subscription Agreement;

2.

Two Hundred Thousand ($200,000) to be paid by December 8, 2014;

3.

Two Hundred Thousand ($200,000) to be paid by December 29, 2014;

4.

Two Hundred Thousand ($200,000) to be paid by January 19, 2015; and

5.

Two Hundred Thousand ($200,000) to be paid by February 9, 2015.

For all the terms and provisions of the private placement, reference is hereby made to such document annexed hereto as Exhibits 10.04, and 10.05 that were filed with the SEC on our current report on Form 8-K on December 2, 2014. All statements made herein concerning the foregoing are qualified in their entirety by reference to said exhibit.

Part III

Item 10.  Director and Executive Officer

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director and executive officers:

NAME	AGE	POSITION
J. Christopher Mizer	47	Director, President, Chief Executive Officer
Steve Scholl	64	Director, Chief Financial Officer, Secretary, Treasurer
Chris Menya	35	Director, Chief Technical Officer

The Board of Directors has no nominating, audit or compensation committee at this time.

Background and Business Experience

J. Christopher Mizer. age 47: Mr. Mizer founded Vivaris, Ltd. in 1998 and is currently its President and Chief Executive Officer. Mr. Mizer has over 20 years of corporate finance, investment banking and management experience ranging from being an accountant at Ernst and Young to founding Vivaris, Ltd., a company that invests in and acquires middle-market businesses that are leaders in their market niches.  Mr. Mizer is also, a former Vice President and Officer of the investment banking division of Key Corp., where he focused on merger, acquisition, and financing projects for Fortune 500 clients, private companies and successful entrepreneurs. The Board of Directors believes that Mr. Mizer’s financial and accounting knowledge as well as his business acumen would be a valuable asset to the Company.

Steve Scholl, age 64: Mr. Scholl is, currently the Vice-President of Vivaris, Ltd. In 2007, Mr. Scholl founded, and is currently the president of Dr. Horsepower, Inc., a firm that develops marketing and distribution strategies to introduce consumer products to the retail markets. Previously, Mr. Scholl was a Principal of National Schedule Masters, a software and consulting business focused on the land development and construction industries. While with National Schedule Masters, he built a national sales force and operational processes for entitlement and construction strategies for municipal, military and private-sector clients.

Chris Menya, age 34: Mr. Menya is, currently the President of Mobicash America, Inc. the guiding force behind Mobicash is an entrepreneur in the telecommunications industry, with over thirteen years and [three] successful start-up ventures to his credit. Mr. Menya has focused his energy over the last several years in identifying trends and underserved markets in the telecommunications and payment industries. To this end, in 2007 he founded and (and later sold) TeleBM Communications, Inc., with an original focus on providing affordable cloud-based telephone services to smaller businesses, especially in the Hispanic market. As that market became crowded with lower cost providers; however, he saw an opportunity to provide services to growing immigrant communities and successfully re-focused that company to provide call aggregation services for international calls from the U.S. to Central and South America and Africa. While building and operating TeleBM Chris identified opportunities in providing money remittance and virtual banking services to the un-Banked and the under-banked. He first partnered with another major shareholder in the company to provide money remittance and payment services in African countries, as well as expatriates from those countries living in the United States. Now, with Quidme, Chris is currently focusing on the larger under-banked market here in the United States, where he will be providing financial services to those at the bottom of the economic pyramid that are only indifferently served, if at all, by traditional financial entities. Chris holds an Engineering degree.

Term of Office

Directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Officers are appointed by our Board of Directors and hold office until removed by the Board.  The Board of Directors has no nominating, auditing or compensation committees.

Identification of Significant Employees

We have no significant employees other than our officers and directors, J. Christopher Mizer, Steve Scholl, and Christopher Menya.  They currently devote approximately 40 hours per week to company matters.  Mr. Mizer, Mr. Scholl and Mr. Menya, intend to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. The current member of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We do not currently have a code of ethics, because we have only limited business operations, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended August 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended August 31, 2014, and the representations made by the reporting persons to us, we believe that during the year ended August 31, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation

Currently, J. Christopher Mizer, Steve Scholl, and Christopher Menya, our officers and directors, receive no compensation for their services during the Development stage of our business operations. They are reimbursed for any out-of-pocket expenses that they incur on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently no such plans have been approved. We do not have any employment agreements in place with our officers and sole director. We also do not currently have any benefits, such as health or life insurance, available to our employees.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
J. Christopher Mizer President, CEO, Director	2014	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil
Steve Scholl Treasurer, CFO, Secretary, Director	2014	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil
Chris Menya CTO, Director	2014	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil
Danielle Joan Borrie, Former Director, President, and Chief Executive Officer	2014	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End:  Include the following language and chart:

No officer or director of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended August 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
J. Christopher Mizer	-	-	-	-	-	-	-	-	-
Steve Scholl	-	-	-	-	-	-	-	-	-
Christopher Menya	-	-	-	-	-	-	-	-	-
Danielle Joan Borrie, Former President, CEO, CFO and Director	-	-	-	-	-	-	-	-	-

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 1, 2014 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner, Officers and Directors	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
J. Christopher Mizer 5694 Mission Center Road, Suite 602-660, San Diego, CA, 92108-4312	CEO, President, Director	Common Stock	455,000,020(3)	60.4%
Steve Scholl 5694 Mission Center Road, Suite 602-660, San Diego, CA, 92108-4312	CFO, Treasurer, Secretary, Director	Common Stock	225,000,000(4)	29.8%
Christopher Menya 223 E. Thousand Oaks, Blvd #304 Thousand Oaks, CA 91319	CTO, Director	Common Stock	32,163,600 (5)	4.2%
All officers and directors as a group			716,163,620	94.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Based on 753,260,620 shares issued and outstanding, when fully converted.
(3)	Is based upon the conversion of 600,000 shares of our Series A Preferred Stock.
(4)	Is based upon the conversion of 300,000 shares of our Series A Preferred Stock.
(5)	Is based upon the conversion of 45,948 shares of our Series A Preferred Stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we do not have an independent director because our directors are all also executive officers of the Company.

Related Party Transactions

On October 3, 2014, in conjunction with the closing of our share exchange with Mobicash America, Inc., we issued 61,858 shares of Series A preferred stock to acquire up to 43,300,600 shares of our common stock to the Shareholders of Mobicash America, Inc., as follows:

First Name	Last Name	Series A Preferred Shares
Christopher	Menya	45,948
Irene	Kitimbo	9,278
Patrick	Ngabonziza	3,093
Deborah	Schuch	1,547
Dennis	Bays	1,547
Joseph	Begumisa	306
Brenda	Mukiibi	57
Solomey	Mukiibi	23
Marvin	Muhumuza	16
Alex	Mutebi	16
Erina	Kunobwa	14
Arthur	Ntozi	13
		61,858

Our company has not had any other transaction since our last two fiscal years ended August 31, 2014 and 2013, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Other than the foregoing, neither the director nor executive officer of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14.  Principal Accounting Fees and Services

	Year Ended August 31, 2014	Year Ended August 31, 2013
Audit fees	$9,275	$8,750
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$9,275	$8,750

Audit Fees

During the fiscal years ended August 31, 2014, we incurred approximately $9,275 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2014.

During the fiscal year ended August 31, 2013, we incurred approximately $8,750 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2014 and 2013,for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended August 31, 2014, for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

Part IV

Item 15.  Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit	Filing
2.01	Share Exchange Agreement by and between the Company and Mobicash America, Inc., dated June 6, 2014	Filed with the SEC on October 6, 2014 as part of our Current Report on Form 8-K.
3.1	Articles of Incorporation	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.3	Certificate of Designation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
10.01	License Agreement by and between the Company and IPIN Debit Network Inc., dated May 15, 2014	Filed with the SEC on May 21, 2014, as part of our Current Report on Form 8-K.
10.02	Share Exchange Agreement by and between the Company and Mobicash America, Inc. D/B/A Quidme, dated June 6, 2014	Filed with the SEC on July 21, 2014, as part of our Quarterly Report on Form 10-Q.
10.03	Amended Share Exchange Agreement by and between the Company and Mobicash America, Inc. D/B/A Quidme, dated October 3, 2014	Filed with the SEC on October 6, 2014, as part of our Current Report on Form 8-K.
10.04	Form of Subscription Agreement	Filed with the SEC on December 2, 2014, as part of our Current Report on Form 8-K.
10.05	Form of Warrant Agreement	Filed with the SEC on December 2, 2014, as part of our Current Report on Form 8-K.
16.01	Responsive Letter from Anton & Chia, LLP	Filed with the SEC on October 15, 2014 as part of our Amended Current Report on Form 8-K/A.
21.01	List of Subsidiaries	Filed with the SEC on October 6, 2014, as part of our Current Report on Form 8-K.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 16, 2014

IFAN Financial, Inc.

/s/ J. Christopher Mizer

By: J. Christopher Mizer

Its: President

/s/ J. Christopher Mizer

By: J. Christopher Mizer

Its: Chief Executive Officer

/s/ Steve Scholl

By: Steve Scholl

Its: Chief Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

December 16, 2014

/s/ J. Christopher Mizer

By: J. Christopher Mizer

Its: Director

/s/ Steve Scholl

By: Steve Scholl

Its: Director

/s/ Christopher Menya

By: Christopher Menya

Its: Director