Form 10-K/A
period 2014-08-31
IFAN FINANCIAL, INC.
filed 2014-12-17
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_______________

FORM 10-K/A

Amendment No.1

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

Documents incorporated by reference:  None

Explanatory Note

We are filing this Amendment No.1 to our Form 10-K for the fiscal year ended August 31, 2014, for the purposes of providing the XBRL filing information, and to correct the total amount of cash used in operational activities. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and our other SEC filings subsequent to the filing of the Original 10-K.

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

Government Regulation

Compliance with legal and regulatory requirements is a highly complex and integral part of our day-to-day operations. Our products and services are generally subject to federal, state and local laws and regulations, including:

• anti-money laundering laws;
• money transfer and payment instrument licensing regulations;
• escheatment laws;
• privacy and information safeguard laws;
• banking regulations; and
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

• report large cash transactions and suspicious activity;
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
• gather and, in certain circumstances, report customer information;
• comply with consumer disclosure requirements; and
• register or obtain licenses with state and federal agencies in the United States and seek registration of our retail distributors and network acceptance members when necessary.

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
• fluctuations in customer retention rates;
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

• our ability to obtain timely regulatory approval for strategic initiatives;
• changes in our or our competitors’ pricing policies or sales terms;
• significant changes in our risk policies and controls;
• the timing of costs related to fraud losses;

• the timing of commencement and termination of major advertising campaigns;
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

Working Capital

	August 31, 2014 $	August 31, 2013 $
Cash	-	1,355
Current Assets	86,620	1,355
Current Liabilities	310,708	30,936
Working Capital (Deficit)	224,088	(29,581)

Cash Flows

	August 31, 2014 $	August 31, 2013 $
Cash Flows from (used in) Operating Activities	(92,493)	(9,885)
Cash Flows from (used in) Investing Activities	(60,000)	-
Cash Flows from (used in) Financing Activities	151,138	11,050
Net Increase (decrease) in Cash During Period	(1,355)	1,165

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
Common stock, $0.001 par value
Authorized
800,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
79,960,020 and 1,027,044,200 shares of common stock	79,960	1,027,044
Additional paid in capital	(26,576)	(1,014,572)
Accumulated deficit	(83,851)	(42,053)
TOTAL STOCKHOLDERS' DEFICIT	$(29,567)	$(29,581)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$281,141	$1,355

The accompanying notes are an integral part of these financial statements.

IFAN Financial, Inc. F/k/a Infantly Available, Inc.
STATEMENTS OF OPERATIONS

	Twelve months	Twelve months
	ended	ended
	August 31, 2014	August 31, 2013
REVENUE

Revenues	$-	$-
Total revenues	-	-

EXPENSES

Office and general	28,973	4,509
Professional fees	13,825	14,700
Total expenses	42,798	19,209

OTHER INCOME

Interest income	1,000	0
NET LOSS	(41,798)	(19,209)
Deemed dividend for beneficial conversion of preferred stock	(1,750,161)	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,791,959)	$(19,209)
BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	715,674,059	1,014,944,364
DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING	922,797,346	1,014,944,364

The accompanying notes are an integral part of these financial statements.

IFAN Financial, Inc. F/k/a Infantly Available, Inc.

STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit	Total

Balance, August 31, 2012	-	$-	1,027,044,200	$1,027,044	$(1,014,572)	$(22,844)	$(10,372)

Net loss	-	-	-	-	-	(19,209)	(19,209)

Balance, August 31, 2013	-	-	1,027,044,200	1,027,044	(1,014,572)	(42,053)	(29,581)

Shares cancelled for preferred shares	900,000	900	(947,084,180)	(947,084)	946,184	-	-

Contributed capital	-	-	-	-	41,812	-	41,812

Deemed dividend for beneficial conversion feature of preferred stock	-	-	-	-	-	1,750,161	1,750,161

Net loss						(1,791,959)	(1,791,959)

Balance, August 31, 2014	900,000	$900	79,960,020	$79,960	$(26,576)	$(83,581)	$(29,567)

The accompanying notes are an integral part of these financial statements.

IFAN Financial, Inc. F/k/a Infantly Available, Inc.
STATEMENTS OF CASH FLOW

	Twelve months	Twelve months
	ended	ended
	August 31, 2014	August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,798)	$(19,209)
Change in operating assets and liabilities:
Increase in prepaid expense	(56,620)	-
Decrease in accounts payable and accrued expenses	5,925	9,324

NET CASH USED IN OPERATING ACTIVITIES	(92,493)	(9,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Mobicash America, Inc.	(30,000)
Payment of license purchase	(30,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(60,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	151,138	5,700
Proceeds from common stock issuance	-	5,350

NET CASH PROVIDED BY FINANCING ACTIVITIES	151,138	11,050

NET INCREASE IN CASH	(1,355)	1,165

CASH, BEGINNING OF PERIOD	1,355	190

CASH, END OF PERIOD	$-	$1,355

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Payables converted to capital, net of cash	$41,812	$-

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

Effect of Acquisition of Mobicash America, Inc.

If the acquisition of Mobicash America, Inc. had been completed as of August 31, 2014, the consolidated balance sheet and statement of operations would have appeared as follows:

IFAN FINANCIAL, INC. CONSOLIDATED PRO FORMA BALANCE SHEETS
	IFAN	MOBICASH	Pro-forma Adjustments		Pro forma
	AUG 31, 2014	AUG 31, 2014	AUG 31, 2014		AUG 31, 2014
ASSETS
CURRENT ASSETS
Cash	$--	$14,471	$--		$14,471
Advances	30,000	--	(30,000)		--
Prepaid expenses	56,620	--	--		56,620
Total current assets	86,620	14,471	(30,000)		81,091
Property, plant & equipment, net	--	4,774	--		4,774
OTHER ASSETS
Investment	164,521	--	--		164,521
Intangible assets	30,000	--	--		30,000
Total other assets	194,521	--	--		194,521
TOTAL ASSETS	$281,141	$19,245	$(30,000)		$270,836

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payables and accrued liabilities	$--	$294,954	$--		$294,954
Related party payable	146,187	45,122	--		191,309
Other liabilities	164,521	--	--		164,521
Advances	--	30,000	(30,000)
Total current liabilities	310,708	370,076	(30,000)		650,784
Long-term loans		5,000	--		5,000
TOTAL LIABILITIES	310,708	$375,076	(30,000)		655,784

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.001 par value, 900,000 authorized, 962 issued and outstanding	900	$--	62		962

Common stock $0.001 par value, 800,000 authorized, 79,960,143 issued and outstanding	79,960	$534,302	(534,302)		79,960
Additional paid in capital	26,576	--	534,240		507,664
Accumulated income (deficit)	(83,851)	(890,133)	--		(973,984)
Total stockholders’ equity (deficit)	(29,567)	(355,828)		--	(385,398)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$281,141	$19,245	$30,000		$270,386

IFAN FINANCIAL, INC. CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
	YEAR ENDED AUGUST 31, 2014	YEAR ENDED AUGUST 31, 2014	YEAR ENDED AUGUST 31, 2014	YEAR ENDED AUGUST 31,2014
	IFAN	MOBICASH	Adjustments	Pro forma

REVENUE	$--	$--	$--	$--
COST OF REVENUE	--	--	--	--
GROSS PROFIT	--	--	--
OPERATING EXPENSES
Depreciation and amortization	--	4,751	--	4,751
Professional fees and related expenses	13,825	--	--	13,825
Office and general expenses	28,973	--	--	28,973)
Research and development	--	440,638	--	440,638
TOTAL OPERATING EXPENSES	42,798	445,389	--	488,187
OPERATING INCOME (LOSS)	$(42,798)	(445,389)	$--	(488,187)
OTHER EXPENSE (INCOME), non-operating
Interest Income	1,000	--	--	1,000

NET LOSS	(41,798)	(445,389)	--	(487,167)
Deemed dividend for beneficial conversion of preferred stock	1,750,161	--	--	1,750,161
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	1,791,959	(445,389)	--	2,237,358
BASIC LOSS PER SHARE	$--	$--	$--	$--
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	715,674,029	--	--	715,674,029

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

December 17, 2014

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

December 17, 2014

/s/ J. Christopher Mizer

By: J. Christopher Mizer

Its: Director

/s/ Steve Scholl

By: Steve Scholl

Its: Director

/s/ Christopher Menya

By: Christopher Menya

Its: Director