Form 10-Q
period 2014-11-30
IFAN FINANCIAL, INC.
filed 2015-01-20
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 001-36122

IFAN Financial, Inc.

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

As of January 20, 2015, there were 79,960,020 shares of the registrant’s $0.001 par value common stock issued and outstanding.

IFAN Financial, Inc.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of IFAN Financial, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”IFAN,” "our," "us," “Infantly Available, Inc.,” the "Company," refers to IFAN Financial, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IFAN Financial, Inc.

(F/K/A Infantly Available, Inc.)

(A Development Stage Company)

Condensed Financial Statements

November 30, 2014

(Unaudited)

Financial Statement Index

Condensed Balance Sheets 5 Condensed Statements of Operations 6 Condensed Statement of Cash Flows 7 Notes to the Condensed Financial Statements 8

IFAN Financial, Inc. and Subsidiaries F/k/a Infantly Available, Inc.
BALANCE SHEETS
	November 30, 2014	August 31, 2014
CURRENT ASSETS
Cash	$17,941	$0
Prepaid expense	46,620	56,620
Advance	0	30,000
TOTAL CURRENT ASSETS	64,561	86,620

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION ($10,667)	3,586	0
OTHER ASSETS
Investment	164,521	164,521
Intangible assets	50,000	30,000
TOTAL OTHER ASSETS	214,521	194,521
TOTAL ASSETS	$282,668	$281,141

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$111,326	$0
Due to related party	259,518	146,187
Deferred Salaries and related tax accruals	274,125	0
Other liability	164,521	164,521
TOTAL CURRENT LIABILITIES	809,490	310,708

LONGTERM LIABILITY-Marvin Muhumuza @10% interest, Due November 30, 2015	5,000	0

TOTAL LIABILITIES	814,490	310,708
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value
Authorized
10,000,000 shares of preferred stock, $0.001 par value
Issued and outstanding
961,858 shares of preferred stock	$962	$900
Common stock, $0.001 par value
Authorized
800,000,000 shares of common stock, $0.001 par value,
Subscribed	34,100
Issued and outstanding
79,960,020 shares of common stock	79,960	79,960
Additional paid in capital	508,670	(26,576)
Accumulated deficit	(1,155,514)	(83,851)
TOTAL STOCKHOLDERS' DEFICIT	$(531,822)	$(29,567)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$282,668	$281,141

The accompanying notes are an integral part of these financial statements.

IFAN Financial, Inc. F/k/a Infantly Available, Inc.
STATEMENTS OF OPERATIONS

	Three months	Three months
	ended	ended
	November 30, 2014	November 30, 2013
REVENUE

Revenues	$-	$-
Total revenues	-	-

EXPENSES
Research and Development	141,498
Depreciation	1,188
Office and general	3,685	4,509
Professional fees	18,712	14,700
Total expenses	165,083	19,209

OTHER INCOME

Interest income		0
NET LOSS	(165,083)	(19,209)
		-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(165,083)	$(19,209)
BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	79,960,020	1,014,944,364

The accompanying notes are an integral part of these financial statements.

IFAN Financial, Inc. and Subsidiaries F/k/a Infantly Available, Inc.

STATEMENTS OF CASH FLOW

		Three months	Three months
		Ended	ended
		November 30, 2014	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(165,083)	$(6,027)
Depreciation expense		1,188
Change in operating assets and liabilities:
Decrease in prepaid expense		10,000
Increase in accounts payable and accrued expenses		74,049	2,946

NET CASH USED IN OPERATING ACTIVITIES		(79,846)	(3,081)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment of license purchase		(20,000)	-

NET CASH USED IN INVESTING ACTIVITIES		(20,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable		68,212	3,081
Proceeds from common stock issuance		34,100
Capital invested by shareholder		1,004
NET CASH PROVIDED BY FINANCING ACTIVITIES		103,316	3,081

NET INCREASE IN CASH		3,470	0

CASH, BEGINNING OF PERIOD		14,471	1,355

CASH, END OF PERIOD		$17,941	$1,355

Cash paid for:
Interest		$-	$-

Income taxes		$-	$-

	$		$-

The accompanying notes are an integral part of these financial statements.

IFAN Financial, Inc.

F/k/a Infantly Available, Inc.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of November 30, 2014 and August 31, 2014 there were no cash equivalents.

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

NOTE 3 – STOCK ISSUANCE

The Company’s capitalization is 800,000,000 common shares with a par value of $0.001 per share, 10,000,000 shares preferred shares with a par value of $0.001. As of November 30, 2014, 79,960,020 common shares were issued and outstanding and 961,858 preferred shares were issued and outstanding.

During fiscal year 2014, the Company had a change of control of majority shareholders.  In conjunction with the change of control, liabilities of $41,989, offset by $177 cash held in escrow owed to and incurred by prior management are not to be repaid and were included as contributed capital.

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

On October 3, 2014, the Board of Directors of the Company, receiving the majority vote of the Company’s Shareholders, approved the acquisition of 100% of the shares of Mobicash America, Inc. in exchange for 61,858 shares of the Company’s Series A Preferred Stock.

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

As of November 30, 2014, there were loans payable to three officers for $194,208, $20,099 and $33,961, respectively that are non-interest bearing with no specific repayment terms.  As of August 31, 2014, there were loans payable to two officers for $128,554 and $17,633, respectively that are non-interest bearing with no specific repayment terms.  As of November 30, 2014, none of the officers had made demand for repayment of funds.

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

vi)

$60,000 when IPIN successfully demonstrates the completed, back-end development of the IPIN device Android app including any and changes needed to support it; and

As of November 30, 2014, the Company paid $50,000 in License Fees and prepaid License Fees of $46,620 to IPIN. The Company received 1,000,000 common shares from iPIN. The Company has not issued 1,000,000 shares to IPIN. The Company recorded this investment at $164,521(as par value Euro 0.12) and other liability $164,521.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of November 30, 2014 and August 31, 2014are as follows:

	November 30, 2014	August 31, 2014

Net operating loss carry forward	$ 1,155,514	$ 83,851
Effective tax rate	35%	35%
Deferred tax asset	404,430	29,347
Less: Valuation allowance	(404,430)	(29,347)
Net deferred tax asset	$ -	$ -

The reconciliation of income taxes computed at the statutory rate to the income tax recorded is as follows:

	November 31, 2014	August 31, 2014

Net operating loss carry forward	$ 165,083	$ 41,798
Effective tax rate	35%	35%
Deferred tax assets	57,779	14,629
Less: Valuation allowance	(57,779)	(14,629)
Net deferred tax asset	$ -	$ -

The net federal operating loss carry forward will expire between 2031 and 2035.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 - EFFECT OF ACQUISITION OF MOBICASH AMERICA, INC.

If the acquisition of Mobicash America, Inc. had been completed as of August 31, 2014, the consolidated balance sheet and statement of operations would have appeared as follows:

IFAN FINANCIAL, INC. CONSOLIDATED PRO FORMA BALANCE SHEETS
	IFAN	MOBICASH	Pro-forma Adjustments	Pro forma
	AUG 31, 2014	AUG 31, 2014	AUG 31, 2014	AUG 31, 2014
ASSETS
CURRENT ASSETS
Cash	$--	$14,471	$--	$14,471
Advances	30,000	--	(30,000)	--
Prepaid expenses	56,620	--	--	56,620
Total current assets	96,620	14,471	(30,000)	81,091
Property, plant & equipment, net	--	4,774	--	4,774
OTHER ASSETS
Investment	164,521	--	--	164,521
Intangible assets	30,000	--	--	30,000
Total other assets	184,521	--	--	184,521
TOTAL ASSETS	$281,141	$19,245	$(30,000)	$270,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payables and accrued liabilities	$--	$294,954	$--	$294,954
Related party payable	146,187	45,122	--	191,309
Other liabilities	164,521	--	--	164,521
Advances	--	30,000	(30,000)
Total current liabilities	310,708	370,076	(30,000)	650,784
Long-term loans		5,000	--	5,000
TOTAL LIABILITIES	310,708	375,076	(30,000)	655,784

STOCKHOLDERS’ DEFICIT
Preferred stock $0.001 par value, 900,000 authorized, 962 issued and outstanding	900	--	62	962

Common stock $0.001 par value, 800,000 authorized, 571,143 issued and outstanding	79,960	534,302	(534,302)	79,960
Additional paid in capital	(26,576)	--	534,240	507,664
Accumulated deficit	(83,851)	(890,133)	--	(973,984)
Total stockholders’ deficit	(29,567)	(355,828)	--	(385,398)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$281,141	$19,245	$(30,000)	$270,386

IFAN FINANCIAL, INC. CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
	YEAR ENDED AUGUST 31, 2014	YEAR ENDED AUGUST 31, 2014	YEAR ENDED AUGUST 31, 2014	YEAR ENDED AUGUST 31,2014
	IFAN	MOBICASH	Adjustments	Pro forma

REVENUE	$--	$--	$--	$--
COST OF REVENUE	--	--	--	--
GROSS PROFIT	--	--	--
OPERATING EXPENSES
Depreciation and amortization	--	4,751	--	4,751
Professional fees and related expenses	13,825	--	--	13,825
Office and general expenses	28,973	--	--	28,973
Research and development	--	440,638	--	440,638
TOTAL OPERATING EXPENSES	42,798	445,389	--	488,187
OPERATING LOSS	(42,798)	(445,389)	--	(488,187)
OTHER EXPENSE (INCOME), non-operating
Interest Income	1,000	--	--	1,000
NET LOSS	$(43,298)	$(445,389)	$--	$(487,187)
Deemed dividend for beneficial conversion of preferred stock	1,750,161	--	--	1,750,161
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,791,959)	(445,389)	--	2,237,358

BASIC LOSS PER SHARE	$--	$--	$--	$--
WEIGHTED AVERAGE NUMBER OF COMMON	715,674,029	--	--	715,674,029

SHARES OUTSTANDING

Pursuant to subscription agreements executed throughout the quarter ending November 30, 2014, the company entered into stock subscription agreements with various investors.  The subscriptions were fully paid as of November 30, 2014 but stock had not been issued.  During the second quarter of the fiscal year, 136,400 shares of stock will be issued at $0.25 per share.  Total proceeds were $34,100.

Entry into a Material Definitive Agreement

Pursuant to a subscription agreement executed on December 2, 2014, IFAN Financial, Inc. closed a private placement to one accredited investor, for an aggregate of 3,703,703 restricted common shares at a price of $0.27 per share, and an equal amount of warrants that are exercisable until December 31, 2015 at an exercise price of $1.00 per Warrant Share for total gross proceeds of $1,000,000.  The restricted common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The private placement was fully subscribed to by one non-U.S. person.  The Units payment schedule is as follows:

1.

$200,000 to be paid upon the execution of the Subscription Agreement;

2.

$200,000 to be paid by December 8, 2014;

3.

$200,000 to be paid by December 29, 2014;

4.

$200,000 to be paid by January 19, 2015; and

5.

$200,000 to be paid by February 9, 2015.

Plan to Retire Certain Debts

The Company intends to institute a plan to retire certain debts outstanding at November 30, 2014 through the issuance of common shares. Debts to be retired include deferred salaries ($254,167), consulting fees ($81,287), and related party debt ($39,211).

Except as disclosed above, the Company has evaluated subsequent events from November 30, 2014 through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Working Capital

	November 30, 2014 $	August 31, 2014 $
Current Assets	64,561	86,620
Current Liabilities	809,490	310,708
Working Capital (Deficit)	(744,929)	(224,088)

Cash Flows

	Three Months Ended
	November 30, 2014 $	November 30, 2013 $
Cash Flows from (used in) Operating Activities	(79,846)	(3,081)
Cash Flows from (used in) Investing Activities	(20,000)	-
Cash Flows from (used in) Financing Activities	103,316	3,081
Net Increase (decrease) in Cash During Period	(3,470)	0

Results for the Quarter Ended November 30, 2014 Compared to the Quarter Ended November 30, 2013

Revenues:

The Company’s revenues were $nil for the quarter ended November 30, 2014 compared to $nil in 2013.

Cost of Revenues:

The Company’s cost of revenue was $nil for quarter ended November 30, 2014, compared to $nil in 2013.

General and Administrative Expenses:

General and administrative expenses for the quarters ended November 30, 2014, and November 30, 2013, were $3,685 and $4,509, respectively. General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in SEC filing fees due to increased corporate activity.

Net Loss:

Net loss for the quarter ended November 30, 2014, was $(165,083) compared with a net loss of $(19,209) for the quarter ended November 30, 2013.  The increased net loss is due to the acquisition of Mobicash America, Inc. resulting in increased expenditures for research and development.

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

As of November 30, 2014, total current assets were $64,561.

As of November 30, 2014, total current liabilities were $809,490, which consisted primarily of advances from officers and deferred salaries. We had negative net working capital of $(744,929) as of November 30, 2014.

Intangible Assets

The Company’s intangible assets were $50,000 as of November 30, 2014, consisting of progress payments on the iPIN Debit Network License Agreement.

Material Commitments

The Company’s material commitments were $0 as of November 30, 2014.

Cashflows from Operating Activities

During the three months ended November 30, 2014, cash used in operating activities was $(79,846) compared to $(3,081) for the three months ended November 30, 2013.  The increase in the amounts of cash used for operating activities was primarily due to the noncash expenses relating to the license agreement.

Cashflows from Investing Activities

During the three months ended November 30, 2014 cash used in investing activities was $20,000 compared to $nil for the three months ended November 30, 2013 from the initial investment in the licensing agreement.

Cashflows from Financing Activities

During the three months ended November 30, 2014, cash provided by financing activities was $103,316 compared to $3,081 for the three months ended November 30, 2013.  The increase in cash provided by financing activities is due to receiving proceeds from loans from related parties in conjunction with the implementation of the new business plan.

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

On October 3, 2014, Chris Menya consented to and was appointed to act as a Director, and Chief Technical Officer (“CTO”) of the Company. Our board of directors now consists of J. Christopher Mizer, Steve Scholl, and Chris Menya.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Amended Annual Report on Form 10-K/A as filed with the SEC on December 17, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Pursuant to a subscription agreement executed on November 25, 2014, IFAN Financial, Inc. (the “Company”) closed a private placement to one accredited investor, for an aggregate of 3,703,703 restricted common shares (“Shares”) at a price of US$0.27 per Share, and an equal amount of warrants that are exercisable until December 31, 2015 at an exercise price of $1.00 per Warrant Share (“Warrants”) together, the units (“Unit”) for total gross proceeds of US$1,000,000. The restricted common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by one non-U.S. person. The Units payment schedule is as follows:

1.

Two Hundred Thousand ($200,000) to be paid upon the execution of the Subscription Agreement;

2.

Two Hundred Thousand ($200,000) to be paid by December 8, 2014;

3.

Two Hundred Thousand ($200,000) to be paid by December 29, 2014;

4.

Two Hundred Thousand ($200,000) to be paid by January 19, 2015; and

5.

Two Hundred Thousand ($200,000) to be paid by February 9, 2015.

For all the terms and provisions of the private placement, reference is hereby made to such document as filed with the SEC on December 2, 2014 as part of our Current Report on Form 8-K. All statements made herein concerning the foregoing are qualified in their entirety by reference to said exhibits.

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

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

Changes In Registrant’s Certifying Accountant.

On October 3, 2014, the Company dismissed Anton and Chia, LLP (“Anton”) as the Company’s independent registered public accounting firm.  The Company has engaged Kyle L. Tingle, CPA, LLC, (“Tingle”) as its registered public accounting firm, effective October 3, 2014.  The decision to change registered public accounting firms and the appointment of the new registered accounting firm was made by the Company’s Board of Directors for the Company’s fiscal year ended August 31, 2014.

The reports of Anton on the Company’s consolidated audited financial statements for the audit as of August 31, 2013, and for the interim periods through May 31, 2014, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Registrant’s ability to continue as a going concern.

During the Company’s two most recent fiscal years, and the interim periods through the date of dismissal, there were no disagreements with Anton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Anton, would have caused them to make reference thereto in their reports on the financial statements for such years.  During the year ended August 31, 2013 and for the interim periods through May 31, 2014, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s two most recent fiscal years, through the interim periods and up through the date of engagement, the Company did not consult Tingle with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of auditor opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject or a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Anton a copy of the foregoing disclosures and requested Anton to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made therein. A copy of that letter dated October 15, 2014, furnished by Anton is filed as Exhibit 16.1 to our Amended Current Report on Form 8-K/A that we filed with the SEC on October 15, 2014.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.3	Certificate of Designation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
10.01	License Agreement by and between the Company and IPIN Debit Network Inc., dated May 15, 2014	Filed with the SEC on May 21, 2014, as part of our Current Report on Form 8-K.
10.02	Share Exchange Agreement by and between the Company and MobiCash America, Inc. D/B/A Quidme, dated June 6, 2014	Filed with the SEC on July 21, 2014, as part of our Quarterly Report on Form 10-Q.
10.03	Amended Share Exchange Agreement by and between the Company and Mobicash America, Inc. D/B/A Quidme, dated October 3, 2014.	Filed with the SEC on October 6, 2014, as part of our Current Report on Form 8-K.
10.04	Form of Subscription Agreement	Filed with the SEC on December 2, 2014, as part of our Current Report on Form 8-K.
10.05	Form of Warrant Agreement	Filed with the SEC on December 2, 2014, as part of our Current Report on Form 8-K.
16.01	Responsive Letter from Anton & Chia, LLP	Filed with the SEC on October 15, 2014 as part of our Amended Current Report on Form 8-K/A.

21.01	List of Subsidiaries	Filed with the SEC on October 6, 2014, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

IFAN Financial, Inc.
Dated: January 20, 2015	/s/ J. Christopher Mizer
J. Christopher Mizer
Dated: January 20, 2015	Its: President and Chief Executive Officer /s/ Steve Scholl Steve Scholl Its: Chief Financial Officer, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: January 20, 2015	/s/ J. Christopher Mizer
By: J. Christopher Mizer Its: Director

Dated: January 20, 2015	/s/ Steve Scholl
By: Steve Scholl Its: Director

Dated: January 20, 2015	/s/ Christopher Menya By: Christopher Menya Its: Director