Form 10-K/A
period 2014-08-31
IFAN FINANCIAL, INC.
filed 2015-02-24
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_______________

FORM 10-K/A

Amendment No.2

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

Documents incorporated by reference:  None

Explanatory Note

This Amendment No. 2 (the “Amendment”) to the Annual Report on Form 10-K for IFAN Financial, Inc. (the “Company”) for the fiscal year ended August 31, 2014 initially filed on December 16, 2014 (the “Original Filing”), is being filed to reflect certain corrections. This Amendment is specifically intended to make corrections to the Company name on the Section 302 and Section 906 certifications that were filed with the Company’s 10-K for the year ended August 31, 2014. In addition, this Amendment includes new Section 302 and Section 906 certifications as required by SEC Rule 12b-15, and modifies the list of exhibits as necessary due to the filing of this Amendment. All other information presented in the Original Filing is unaffected by this Amendment, and has thus not been reiterated herein. All information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. As this Amendment does not include any changes to the financial statements or notes thereto, only a correction to the Company name included on the Section 302 and Section 906 certifications, the interactive data files pursuant to Rule 405 of Regulation S-T have not been updated in this Amendment.

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

Name and Address of Beneficial Owner, Officers and Directors	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
J. Christopher Mizer 5694 Mission Center Road, Suite 602-660, San Diego, CA, 92108-4312	CEO, President, Director	Common Stock	455,000,020(3)	60.4%
Steve Scholl 5694 Mission Center Road, Suite 602-660, San Diego, CA, 92108-4312	CFO, Treasurer, Secretary, Director	Common Stock	225,000,000(4)	29.8%
Christopher Menya 223 E. Thousand Oaks, Blvd #304 Thousand Oaks, CA 91319	CTO, Director	Common Stock	32,163,600 (5)	4.2%
All officers and directors as a group			716,163,620	94.4%

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

Part IV

Item 15.  Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit	Filing
2.01	Share Exchange Agreement by and between the Company and Mobicash America, Inc., dated June 6, 2014	Filed with the SEC on October 6, 2014 as part of our Current Report on Form 8-K.
3.1	Articles of Incorporation	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.3	Certificate of Designation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
10.01	License Agreement by and between the Company and IPIN Debit Network Inc., dated May 15, 2014	Filed with the SEC on May 21, 2014, as part of our Current Report on Form 8-K.
10.02	Share Exchange Agreement by and between the Company and Mobicash America, Inc. D/B/A Quidme, dated June 6, 2014	Filed with the SEC on July 21, 2014, as part of our Quarterly Report on Form 10-Q.
10.03	Amended Share Exchange Agreement by and between the Company and Mobicash America, Inc. D/B/A Quidme, dated October 3, 2014	Filed with the SEC on October 6, 2014, as part of our Current Report on Form 8-K.
10.04	Form of Subscription Agreement	Filed with the SEC on December 2, 2014, as part of our Current Report on Form 8-K.
10.05	Form of Warrant Agreement	Filed with the SEC on December 2, 2014, as part of our Current Report on Form 8-K.
16.01	Responsive Letter from Anton & Chia, LLP	Filed with the SEC on October 15, 2014 as part of our Amended Current Report on Form 8-K/A.
21.01	List of Subsidiaries	Filed with the SEC on October 6, 2014, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished with the SEC on December 17, 2014, as part of our Annual Report on Form 10K/A.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with the SEC on December 17, 2014, as part of our Annual Report on Form 10K/A.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with the SEC on December 17, 2014, as part of our Annual Report on Form 10K/A.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished with the SEC on December 17, 2014, as part of our Annual Report on Form 10K/A.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with the SEC on December 17, 2014, as part of our Annual Report on Form 10K/A.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with the SEC on December 17, 2014, as part of our Annual Report on Form 10K/A.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2015

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

February 24, 2015

/s/ J. Christopher Mizer

By: J. Christopher Mizer

Its: Director

/s/ Steve Scholl

By: Steve Scholl

Its: Director

/s/ Christopher Menya

By: Christopher Menya

Its: Director