Form 10-Q
period 2015-02-28
IFAN FINANCIAL, INC.
filed 2015-05-06
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

As of May 4, 2015, there were 83,296,774 shares of the registrant’s $0.001 par value common stock issued and outstanding.

IFAN Financial, Inc.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”IFAN,” "our," "us,”, the "Company," refers to IFAN Financial, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IFAN Financial, Inc.

February 28, 2015

(Unaudited)

Financial Statement Index

Consolidated Balance Sheets 5 Consolidated Statements of Operations 6 Consolidated Statements of Cash Flows 7 Notes to the Consolidated Financial Statements 8

IFAN Financial, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)
	February 28, 2015	August 31, 2014
		(Restated)
CURRENT ASSETS
Cash	$14,705	$-
Prepaid expense	46,620	66,620
Advances to Mobicash	-	30,000
TOTAL CURRENT ASSETS	61,325	96,620

Fixed assets, net	2,794	-
License agreement, net	187,450	264,850
Other assets	675	-
Goodwill	4,704,264	-
TOTAL OTHER ASSETS	4,895,183	264,850
TOTAL ASSETS	$4,956,508	$361,470

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$332,482	$-
Due to related parties	226,518	146,187
Note payable	5,000	-
Common stock payable	254,550	310,000
TOTAL CURRENT LIABILITIES	818,550	456,187

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock – Series A, $0.001 par value,10,000,000 shares
authorized, 961,858 and 900,000 issued and outstanding, respectively	962	900
Common stock, $0.001 par value, 800,000,000 shares authorized,
83,111,220 and 79,960,020 shares issued and outstanding, respectively	83,111	79,960
Additional paid-in capital	5,632,350	(26,576)
Accumulated deficit	(1,578,465)	(149,001)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,137,958	(94,717)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,956,508	$361,470

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IFAN Financial, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
REVENUE

Revenues	$-	$-	$-	$-

EXPENSES

Research and development	73,263	-	176,605	-
Selling, general and administrative	1,143,123	4,178	1,175,459	10,206
Amortization of license agreement	38,700	-	77,400	-
Total expenses	1,255,086	4,178	1,429,464	10,206

NET LOSS	(1,255,086)	(4,178)	(1,429,464)	(10,206)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	81,332,109	7,336,030	80,642,274	7,336,030

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IFAN Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months	Six months
	ended	ended
	February 28, 2015	February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,429,464)	$(10,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,980	-
Amortization of license agreement	77,400	-
Stock-based compensation	990,029	-
Changes in operating assets and liabilities:
Prepaid expense	20,000	-
Other assets	29,325	-
Accounts payable and accrued expenses	7,715	3,900
NET CASH USED IN OPERATING ACTIVITIES	(303,015)	(6,306)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	286,600	-
Due to related party	31,120	5,128
NET CASH PROVIDED BY FINANCING ACTIVITIES	317,720	5,128

NET INCREASE (DECREASE) IN CASH	14,705	(1,178)

CASH, BEGINNING OF PERIOD	-	1,355

CASH, END OF PERIOD	$14,705	$177

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing transactions:
Common stock issued to IFIN	$310,000	-
Preferred stock issued for acquisition of Mobicash	$4,330,060	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IFAN Financial, Inc.

Notes to the consolidated financial statements

February 28, 2015
(Unaudited)

NOTE 1 – RESTATEMENT

In this report on Form 10-Q, we are restating the consolidated balance sheet as of August 31, 2014.  The restatement relates to the Company’s accounting treatment in connection with a license agreement entered into with IPIN Debit Network, Inc. (See Note 6).  Previously, the Company valued 1,000,000 shares of IPIN common stock received in fiscal year 2014 in connection with the license agreement at the par value of the IPIN common stock ($164,521), and recorded a liability for the same amount to record the Company’s common stock payable to IPIN for 1,000,000 shares.  In addition, the Company recorded certain license payments to IPIN as prepaid assets and intangible assets.

As restated, the Company properly valued the Company’s common stock liability at August 31, 2014 based on the estimated fair value of the consideration paid to IPIN for 1,000,000 shares of the Company’s common stock, or $310,000 and then recorded a corresponding license asset which the Company is amortizing over the initial 2-year license agreement.  In addition, the Company is expensing the license payments as the stipulated benchmarks are achieved.  The Company has assigned $0 value to the 1,000,000 shares of IPIN common stock received in connection with the IPIN license agreement as it represents a minority interest in a privately-held company with nominal operations and no recurring sources of revenues other than the potential royalties from the license to the Company.

	At August 31, 2014
	As previously reported	Adjustments	As Restated
CURRENT ASSETS
Prepaid expense	$56,620	$10,000	$66,620
TOTAL CURRENT ASSETS	86,620	10,000	96,620

Investment	164,521	(164,521)	-
License agreement, net	-	264,850	264,850
Intangible assets	30,000	(30,000)	-
TOTAL OTHER ASSETS	194,521	70,329	264,850
TOTAL ASSETS	281,141	80,329	361,470

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Other liability	164,521	(164,521)	-
Common stock payable	-	310,000	310,000
TOTAL CURRENT LIABILITIES	310,708	145,479	456,187

STOCKHOLDERS' EQUITY (DEFICIT)
Accumulated deficit	(83,851)	(65,150)	(149,001)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(29,567)	(65,150)	(94,717)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	281,141	80,329	$361,470

The Company will file an amended Form 10-K/A for the year ended August 31, 2014 and Form 10-Q/A for the quarter ended November 30, 2014 to reflect the effect of these changes on the periods presented.

NOTE 2 – NATURE OF BUSINESS

The Company was incorporated in the State of Nevada on June 11, 2010 and established a fiscal year end of August 31. The initial business plan was to develop and distribute an organic clothing line designed for children.

On April 2014, the Company abandoned the business plan as an organic children’s clothing company.  In June 2014, the Company signed an agreement with MobiCash America, Inc. to develop technology solutions in the mobile payment and social media markets. The Company acquired MobiCash America on October 3, 2014.

The accompanying unaudited interim consolidated financial statements of IFAN Financial, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K/A filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2014 have been omitted

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MobiCash America, Inc. Intercompany balances are eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Goodwill

Goodwill represents the excess of the cost over the fair value of net tangible and intangible assets of acquired businesses.  Goodwill is assessed for impairment by applying fair value based tests annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill.  The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

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

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company incurred a net loss during the periods ended February 2015 and 2014, respectively, diluted loss excludes all potential common shares from diluted loss per share.  At February 28, 2015 and August 31, 2014, the Company had 673,300,600 and 630,000,000, respectively, potentially issuable shares upon the conversion of Series A preferred stock into common stock.  In addition, at February 28, 2015 and August 31, 2014, the Company had 925,926 and 0, respectively, potentially issuable shares upon the conversion of warrants into common stock.

Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our consolidated financial position, results of operations or cash flows.

Subsequent Events

The Company evaluated material events occurring between February 28, 2015 and the issuance date of this report for disclosure consideration.

NOTE 4 – GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 – ACQUISITION

On October 3, 2014, the Company acquired Mobicash America, Inc. (“Mobicash” d/b/a “Quidme”), a company incorporated under the laws of the State of California, through a Share Exchange Agreement whereby the Company issued 61,858 shares of Series A convertible preferred stock convertible into common stock at a conversion ratio of 700 common shares for 1 Series A preferred stock (the “Conversion Ratio”) to the shareholders of Mobicash.  The Company determined that the fair value of the Series A convertible preferred stock was $4,330,060 on October 3, 2014.

The acquisition was accounted for as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. The Company’s purchase price allocation for the acquired company is preliminary and subject to revision as a more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available. The amounts related to the acquisition were allocated to the assets acquired and the liabilities assumed on the date of acquisition as follows:

October 3, 2014
Total consideration paid	$ 4,330,060

Fixed assets	4,774
Total assets acquired	4,774

Accounts payable and accrued expenses	324,767
Loans to related party	49,211
Note payable	5,000
Total liabilities assumed	378,978

Net liabilities assumed	$ (374,204)

Goodwill	$ 4,704,264

NOTE 6 – LICENSE AGREEMENT

On May 15, 2014, the Company entered into a two-year License Agreement (the “License Agreement”) with IPIN Debit Network, Inc., a New Brunswick, Canada corporation (“IPIN”) for the Company’s use and distribution of IPIN’s technology, systems and products related to electronic payment processing and its United States Letters Patents.  After the two-year period, the License Agreement shall be automatically renewable for successive one-year periods up to an additional ten years provided that IPIN has received a minimum of $5,000,000 in royalty payments for each of the three (3) through twelve (12) successive years from the signing of the License Agreement.

As consideration for the License Agreement, the Company issued 1,000,000 shares of common stock to IPIN with an estimated grant date fair value of $310,000, for which the Company recorded an intangible asset and a corresponding stock payable until the shares were issued on January 5, 2015.  The Company is amortizing the $310,000 license agreement asset over the two-year life of the agreement.  At February 28, 2015 and August 31, 2014, the carrying value of the license agreement was $187,450 and $264,850, respectively, in the consolidated balance sheet of the Company.  During the six months ended February 28, 2015, the Company has recorded amortization related to the license agreement of $77,400. Pursuant to the License Agreement, the Company was also issued 1,000,000 shares of common stock from IPIN which the Company has determined has a fair value of $0 as it represents a minority interest in a privately-held company with nominal operations and no recurring sources of revenues other than the potential royalties from the license to the Company.

Pursuant to the License Agreement, the Company was required to pay $250,000 to IPIN in the following amounts upon achieving the below benchmarks:

a)

$10,000 upon execution of the License Agreement (“Benchmark A”);

b)

$20,000 when IPIN successfully demonstrates the integration, publishing design, and on-boarding screens of its technology with the Android application package file (“Benchmark B”);

c)

$20,000 when IPIN successfully integrates the Android app with the IPIN device as demonstrated by transferring the transaction details to the app after a card swipe occurs (“Benchmark C”);

d)

$60,000 when IPIN successfully demonstrates a card transaction including posting the status to the merchant call back uniform resource locator (“Benchmark D”);

e)

$60,000 when IPIN successfully demonstrates a front end data base set up that enables an IPIN device user to affect an IPIN device transaction (“Benchmark E”);

f)

$60,000 when IPIN successfully demonstrates the completed, back-end development of the IPIN device Android app including any and changes needed to support it (“Benchmark F”); and

g)

$20,000 when IPIN successfully demonstrates the completed testing and deployment for in house participants applying the iPIN device Android app to the iPIN device for Apple iOS app, including testing and deployment (“Benchmark G”).

During the year ended August 31, 2014, the Company paid IPIN $96,620.  The Company achieved Benchmark A and Benchmark B during the year ended August 31, 2014, and expensed $30,000 during the year ended August 31, 2014.  During the six months ended February 28, 2015, the Company achieved Benchmark C and recorded $20,000 of expense.  The Company has additional benchmarks to be achieved which aggregate to $200,000, of which $46,620 has been paid and is recorded as prepaid expense in the consolidated balance sheet as of February 28, 2015.

NOTE 7 – FIXED ASSETS

The Company’s fixed assets consist of used computer equipment acquired in connection with the acquisition of Mobicash and have a remaining estimated useful life of one year.  Property and equipment consist of the following:

	February 28, 2015	August 31, 2014
Computer and Equipment	$ 4,774	$ -
Less accumulated depreciation	(1,980)	-
Total	$ 2,794	$ -

The Company recorded depreciation expense of $1,980 and $0 during the six months ended February 28, 2015 and 2014, respectively.

NOTE 8 – NOTE PAYABLE

The Company has a $5,000 note payable to an individual due November 2015.  The note bears interest at 10% per annum.

NOTE 9 – EQUITY

Common stock

During the six months ended February 28, 2015, the Company received $36,600 of cash proceeds pursuant to subscription agreements with third parties to purchase the common stock of the Company for $0.25 per share.  During the six months ended February 28, 2015, the Company has issued 128,200 shares of common stock pursuant to these subscription agreements.  As of February 28, 2015, the Company has recorded a common stock payable of $4,550 as the Company has an obligation to issue the remaining 18,000 shares of common stock pursuant to the subscription agreements.

During the six months ended February 28, 2015, the Company received $250,000 of cash proceeds pursuant to a subscription agreement with an investor to purchase common stock of the Company for $0.27 per share and an equal number of warrants.  As of February 28, 2015, the Company has recorded a common stock payable of $250,000 related to its obligation to issue 925,926 shares of the Company’s common stock.  See Warrants below.

During the six months ended February 28, 2015, the Company issued 2,023,000 shares of common stock for services.  The Company recorded stock-based compensation expense of $990,029 based on the grant date fair value of the common stock of the Company.

During the six months ended February 28, 2015, the Company issued 1,000,000 shares of the Company’s common stock valued at $310,000 to IPIN which were recorded as common stock payable at August 31, 2014.  The 1,000,000 shares were issued in January 2015.

Preferred stock

The Company issued 61,858 shares of Series A preferred stock convertible into common stock of the Company as consideration for the acquisition of Mobicash.  See Note 5.

Warrants

Pursuant to a subscription agreement with an investor to purchase the Company’s common stock at $0.27 per share, the Company also issued warrants to the investor to purchase 925,926 shares of the Company’s common stock with a $1.00 exercise price.  The warrants expire on December 31, 2015.  The Company determined the fair value of the warrants as of their issuance date using the following inputs; 1-year term; 170% volatility; 1% risk free rate; $0 dividends and determined the fair value was approximately $246,000.

NOTE 10 – DUE TO RELATED PARTIES

As of February 28, 2015 and August 31, 2014, the Company has related party notes payable of $226,518 and $146,187, respectively, related to services provided to the Company that are non-interest bearing with no specific repayment terms. As of February 28, 2015, there were loans payable to five officers for $180,708, $6,599, $33,961, $3,250 and $2,000, respectively. As of August 31, 2014, there were loans payable to two officers for $128,554 and $17,633, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company and certain former owners and officers of Mobicash are in a dispute related to the acquisition of Mobicash by the Company.  The Company has not determined if this dispute will result in additional obligations to the Company.

NOTE 12 – SUBSEQUENT EVENTS

The Company issued 185,554 shares of common stock for services in March 2015.

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

RESULTS OF OPERATIONS

Results for the Quarter Ended February 28, 2015 Compared to the Quarter Ended February 28, 2014

Revenues:

The Company’s revenues were $0 for the quarter ended February 28, 2015 compared to $0 in 2014.

Expenses:

General and administrative expenses for the quarters ended February 28, 2015 and 2014 were $1,143,123 and $4,178, respectively. General and administrative expenses consisted primarily of stock-based compensation, consulting fees, professional fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in marketing consulting due to increased corporate activity as a result of the acquisition of Mobicash and stock-based compensation.  The Company incurred $73,263 and $0 of research and development expense during the three months ended February 28, 2015 and 2014, respectively.

Net Loss:

Net loss for the quarter ended February 28, 2015 was $1,255,086 compared with a net loss of $4,178 for the quarter ended February 28, 2014.  The increased net loss is largely due to higher stock-based compensation.

Results for the Six months Ended February 28, 2015 Compared to the Six months Ended February 28, 2014

Revenues:

The Company’s revenues were $0 for the six month ended February 28, 2015 compared to $0 in 2014.

Expenses:

General and administrative expenses for the six months ended February 28, 2015 and 2014, were $1,175,459 and $10,206, respectively. General and administrative expenses consisted primarily of stock-based compensation, consulting fees, professional fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in marketing consulting due to increased corporate activity as a result of the acquisition of Mobicash and stock-based compensation.  The Company incurred $176,605 and $0 of research and development expense during the six months ended February 28, 2015 and 2014, respectively.

Net Loss:

Net loss for the six month ended February 28, 2015, was $1,429,464 compared with a net loss of $10,206 for the six months ended February 28, 2014.  The increased net loss is largely due to higher stock-based compensation.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

Working Capital

	February 28, 2015 $	August 31, 2014 $
Current Assets	61,325	96,620
Current Liabilities	818,550	456,187
Working Capital Deficit	(757,225)	(359,567)

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

Cash Flows

	Six Months Ended
	February 28, 2015 $	February 28, 2014 $
Cash flows used in operating activities	(303,015)	(6,306)
Cash Flows from financing activities	317,720	5,128
Net increase (decrease) in cash during period	14,705	(1,178)

Cash flows from Operating Activities

During the six months ended February 28, 2015, cash used in operating activities was $303,015 compared to $6,306 for the six months ended February 28, 2014.  The increase in the amounts of cash used for operating activities was primarily due to the acquisition of Mobicash which resulted in additional operating expenditures.

Cash flows from Financing Activities

During the six months ended February 28, 2015, cash provided by financing activities was $317,720 compared to $5,128 for the six months ended February 28, 2014.  The increase in cash provided by financing activities is principally due to receiving cash from the issuance of common stock.

Subsequent Events

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

On April 3, 2015, the Company terminated the private placement agreement with the accredited investor due to a lack of performance. The Company worked diligently with the investor to try and find a solution but ultimately the investor was no longer able to provide the funds as agreed to. The investor ended up funding the Company $250,000 out of the total of $1,000,000. As per the terms of the private placement there are no penalties against the Company for the termination of private placement agreement.

Termination of the private placement means that the accredited investor will no longer have the option to purchase the remaining 2,777,777 million shares of stock at $0.27 per share.

On April 3, 2015, the Company accepted the resignation of Mr. Christopher Menya, from his positions as Chief Technical Officer and as a Director with the Company. Mr. Menya has indicated that he may still consider a consulting role with the Company in the future. In recognition of his service Mr. Menya will keep his Preferred Shares in the Company and the Company will compensate him for his time spent with the Company. In his letter of resignation, Mr. Menya, stated that his resignation was due to his interest in pursuing other business opportunities.

On April 8, 2015, the Board of Directors of the Company appointed Mr. John De Puy as a Director of the Company.

The following sets forth biographical information for Mr. John De Puy is set forth below:

John De Puy, Age 83, Since 1993, Mr. De Puy has been the founder and President of OakTree Ventures, a financial services firm that specializes in capital formation. Mr. De Puy’s business background includes more than 25 years as an entrepreneur, CEO, management consultant and civic leader. He has been instrumental in investing in and advising more than 600 technology companies.  John has also authored three books on aspects of entrepreneurial leadership.  John completed the advanced management program at the Wharton School of Business at the University of Pennsylvania.  He is a member Wharton Alumni Club, Los Angeles Ventures Association, Southern California Software Council, San Diego Software and Internet Council, and Association for Corporate Growth.  He has also served as President and Chairman of the Board of USA Volleyball and is listed in Who’s Who in Leading Americans.  As a Director of IFAN, he will advise the Company on capital formation and marketing strategy. Due to Mr. De Puy’s strong background in management and entrepreneurial ventures, we are excited to add his talents to our Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Amended Annual Report on Form 10-K/A as filed with the SEC on December 17, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended August 31, 2014. The information set forth in these Reports could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Forms 10-K for the fiscal year ended August 31, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances:

During the six months ended February 28, 2015, the Company received $36,600 of cash proceeds pursuant to subscription agreements with third parties to purchase the common stock of the Company for $0.25 per share.  During the six months ended February 28, 2015, the Company has issued 128,200 shares of common stock pursuant to these subscription agreements.  As of February 28, 2015, the Company has recorded a common stock payable of $4,550 as the Company has an obligation to issue the remaining 18,000 shares of common stock pursuant to the subscription agreements.

During the six months ended February 28, 2015, the Company received $250,000 of cash proceeds pursuant to a subscription agreement with an investor to purchase common stock of the Company for $0.27 per share and an equal number of warrants.  As of February 28, 2015, the Company has recorded a common stock payable of $250,000 related to its obligation to issue 925,926 shares of the Company’s common stock.  See Warrants below.

During the six months ended February 28, 2015, the Company issued 2,023,000 shares of common stock for services.  The Company recorded stock-based compensation expense of $990,029 based on the grant date fair value of the common stock of the Company.

During the six months ended February 28, 2015, the Company issued 1,000,000 shares of the Company’s common stock valued at $310,000 to IPIN which were recorded as common stock payable at August 31, 2014.  The 1,000,000 shares were issued in January 2015.

Subsequent Issuances:

The Company issued 185,554 shares of common stock for services in March 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

Changes In Registrant’s Certifying Accountant.

(a)  Dismissal of Independent Registered Public Accounting Firm.

On April 3, 2015, the Company, after review and recommendation by its board of directors, dismissed Kyle L. Tingle, CPA, LLC (“Tingle”) as the Registrant’s independent registered public accounting firm.  The resignation was accepted by the Board of Directors of the Company (the “Board”).

During the two most recent fiscal years and through the date of this report, there were no (1) disagreements with Tingle on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused Tingle to make reference in its reports on the Company’s financial statements for such years to the subject matter of the disagreement, or (2) “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of Tingle on the financial statements of the Company, during the periods from August 31, 2011 through April 3, 2015, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports stated there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has requested that Tingle furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements and, if not, stating the respects in which it does not agree.  When received, a copy of Tingle’s response letter will be filed as an Exhibit to an amendment of this Current Report.

(b)  Engagement of New Independent Registered Public Accounting Firm.

On April 3, 2015, the Board of Directors approved the appointment of GBH CPAs, PC as the independent registered public accounting firm of the Company.

During the Company’s two most recent fiscal years and the subsequent interim periods preceding GBH CPAs, PC engagement, neither the Company nor anyone on behalf of the Company consulted with GBH CPAs, PC regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and GBH CPAs, PC did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was the subject of a “disagreement” or a “reportable event,” as such terms are defined in Item 304(a)(1) of Regulation S-K.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.3	Certificate of Designation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
4.1	2015 Equity Compensation Plan	Filed with the SEC on February 5, 2015 as part of our Form S-8 Registration.
10.01	License Agreement by and between the Company and IPIN Debit Network Inc., dated May 15, 2014	Filed with the SEC on May 21, 2014, as part of our Current Report on Form 8-K.
10.02	Share Exchange Agreement by and between the Company and MobiCash America, Inc. D/B/A Quidme, dated June 6, 2014	Filed with the SEC on July 21, 2014, as part of our Quarterly Report on Form 10-Q.
10.03	Amended Share Exchange Agreement by and between the Company and Mobicash America, Inc. D/B/A Quidme, dated October 3, 2014.	Filed with the SEC on October 6, 2014, as part of our Current Report on Form 8-K.
10.04	Form of Subscription Agreement	Filed with the SEC on December 2, 2014, as part of our Current Report on Form 8-K.
10.05	Form of Warrant Agreement	Filed with the SEC on December 2, 2014, as part of our Current Report on Form 8-K.
16.01	Responsive Letter from Anton & Chia, LLP	Filed with the SEC on October 15, 2014 as part of our Amended Current Report on Form 8-K/A.
16.02	Responsive Letter from Kyle L. Tingle.	Filed with the SEC on April 27, 2015, as part of our Amended Current Report on Form 8-K/A.
21.01	List of Subsidiaries	Filed with the SEC on October 6, 2014, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

IFAN Financial, Inc.
Dated: May 6, 2015	/s/ J. Christopher Mizer
J. Christopher Mizer
Dated: May 6, 2015	Its: President and Chief Executive Officer /s/ Steve Scholl Steve Scholl Its: Chief Financial Officer, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 6, 2015	/s/ J. Christopher Mizer
By: J. Christopher Mizer Its: Director

Dated: May 6, 2015	/s/ Steve Scholl
By: Steve Scholl Its: Director

Dated: May 6, 2015	/s/ John C. De Puy
By: John C. De Puy Its: Director