Form 10-Q/A
period 2015-02-28
IFAN FINANCIAL, INC.
filed 2015-07-14
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q-A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q for IFAN Financial, Inc. (the “Company”) for the quarterly period ended February 28, 2015 initially filed on May 6, 2015 (the “Original Filing”), is being filed to restate and amend the Company’s previously issued consolidated financial statements and related financial information for the three months ended February 28, 2015.

Background

The Company’s management, after discussion with our independent registered public accounting firm, determined that the following financial statements previously filed with the SEC should no longer be relied upon: (1) the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the three months ended February 28, 2015.

The Company’s management, after discussion with our independent registered public accounting firm, determined that the following financial statements previously filed with the SEC should no longer be relied upon: (1) the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the three and six months ended February 28, 2015.

This determination occurred after the Company’s management identified the following:

•

The inappropriateness of the non- reliance notice for the year ended August 31, 2014. We are amending on this Form 10Q to remove footnote disclosure No. 1 on the Form 10-Q for the period ended February 28, 2015 filed on May 6, 2015.

•

The inappropriateness of the accounting treatment pursuant to the license agreement with IPIN Debt Network.

•

The misstatement of certain expenses.

•

The determination that its investment was impaired.

Please refer to Note 1 -"Restatement of Previously Issued Consolidated Financial Statements" included in our unaudited consolidated financial statements and notes thereto in this Amendment for more information regarding correction of these errors.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IFAN Financial, Inc.

February 28, 2015

(Unaudited)

Financial Statement Index

Consolidated Balance Sheets

6

Consolidated Statements of Operations

7

Consolidated Statements of Cash Flows

8

Notes to the Consolidated Financial Statements

9

IFAN Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

	February 28, 2015	August 31, 2014
	(Restated)
CURRENT ASSETS
Cash	$14,705	$-
Prepaid expense	46,620	56,620
Advance to Mobicash	-	30,000
TOTAL CURRENT ASSETS	61,325	86,620

Fixed assets, net	2,794	-
Investment	-	164,521
License agreement, net	35,000	30,000
Other assets	675	-
Goodwill	4,704,264	-
TOTAL ASSETS	$4,804,058	$281,141

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$332,482	$-
Due to related party	226,518	146,187
Note payable	5,000	-
Common stock payable	254,550	164,521
TOTAL CURRENT LIABILITIES	818,550	310,708

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock – Series A; $0.001 par value
10,000,000 shares authorized,
961,858 and 900,000 issued and outstanding, respectively	962	900
Common stock, $0.001 par value
800,000,000 shares authorized, 83,111,220 and 79,960,020 shares
issued and outstanding, respectively	83,111	79,960
Additional paid-in capital	5,486,871	(26,576)
Accumulated deficit	(1,585,436)	(83,851)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,985,508	(29,567)
TOTAL LIABLITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,804,058	$281,141

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IFAN Financial, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
	(Restated)		(Restated)
REVENUE

Revenues	$-	$-	$-	$-

EXPENSES
Research and development	73,263	-	175,417	-
Selling, general and administrative	1,145,434	4,178	1,146,647	10,206
Amortization of license agreement	7,000	-	15,000
Impairment expense	-	-	164,521	-
Total expenses	1,225,697	4,178	1,501,585	10,206

NET LOSS	$(1,225,697)	$(4,178)	$(1,501,585)	$(10,206)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	81,332,109	7,336,030	80,642,274	7,336,030

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IFAN Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months	Six months
	Ended	ended
	February 28, 2015	February 28, 2014
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,501,585)	$(10,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,980	-
Amortization of license agreement	15,000	-
Impairment expense	164,521	-
Stock-based compensation	990,029	-
Change in operating assets and liabilities:
Other assets	29,325	-
Accounts payable and accrued expenses	7,715	3,900
NET CASH USED IN OPERATING ACTIVITIES	(293,015)	(6,306)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for license	(10,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(10,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	286,600	-
Proceeds from related party payable	31,120	5,128
NET CASH PROVIDED BY FINANCING ACTIVITIES	317,720	5,128

NET INCREASE (DECREASE) IN CASH	14,705	(1,178)

CASH, BEGINNING OF PERIOD	-	1,355

CASH, END OF PERIOD	$14,705	$177

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued to IPIN	$164,521	$-
Preferred stock issued for acquisition of Mobicash	$4,330,060	$-
Reclassification of prepaid expense to license agreement, net	$10,000	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IFAN Financial, Inc.

Notes to the consolidated financial statements

February 28, 2015
(Unaudited)

NOTE 1 – RESTATEMENT

In the Form 10-Q for the period ended February 28, 2015 filed on May 6, 2015, the Company disclosed that it intends to amend the Form 10-K for the year ended August 31, 2014 and provided a tabular disclosure for the effect of the restatements in its footnote No.1. Upon further discussion and review, the management has determined that the aforementioned restatement is not necessary. The table below is intended to show the effect of removing the proposed adjustments.

	At August 31, 2014
	As Previously Restated	Effect of removing the adjustments to the year ended August 31, 2014	As Originally Reported
CURRENT ASSETS
Prepaid expense	$66,620	$(10,000)	$56,620
TOTAL CURRENT ASSETS	96,620	(10,000)	86,620

Investment	-	164,521	164,521
License agreement, net	264,850	(264,850)	-
Intangible assets	-	30,000	30,000
TOTAL OTHER ASSETS	264,850	(70,329)	194,521
TOTAL ASSETS	361,470	(80,329)	281,141

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Other liability	-	164,521	164,521
Common stock payable	310,000	(310,000)	-
TOTAL CURRENT LIABILITIES	456,187	(145,479)	310,708

STOCKHOLDERS' EQUITY (DEFICIT)
Accumulated deficit	(149,001)	65,150	(83,851)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(94,717)	65,150	(29,567)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	361,470	(80,329)	281,141

Correction for the accounting of license agreement with IPIN Debit Network, Inc.

During the three months ended November 30, 2014, the Company re-valued the shares issued to IPIN at $310,000 and recorded it as an intangible asset subject to two years amortization. The shares were previously valued at $164,521 during the year ended August 31, 2014.  Upon further review by the management, the Company determined that the shares should initially be valued at $164,521.  The Company recorded an impairment expense for the investment during the three months ended November 30, 2015 (as restated).

The Company is also making milestone payments pursuant to the license agreement.  The Company was previously expensing the license payments upon achievement of the milestone.  As restated, the Company is amortizing the milestone payments over the remaining life of the two year license agreement.

	At February 28, 2015
	As Previously Restated	Effect of removing the adjustments to February 28, 2015	As Originally Reported
License agreement, net	$187,450	$(152,450)	$35,000
TOTAL ASSETS	4,956,508	(152,450)	4,804,058

STOCKHOLDERS' EQUITY (DEFICIT)
Additional paid-in capital	5,632,350	(145,479)	5,486,871
Accumulated deficit	(1,578,465)	(6,971)	(1,585,436)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,137,958	(152,450)	3,985,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	4,956,508	(152,450)	4,804,058

	Consolidated Statement of Operations Information
	Three months ended February 28, 2015			Six months ended February 28, 2015
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
EXPENSES
Selling, general and administrative	$1,143,123	$2,311	$1,145,434	$1,175,459	$(30,000)	$1,145,459
Amortization of license agreement	38,700	(31,700)	7,000	77,400	(62,400)	15,000
Impairment Expense				-	164,521	164,521

NET LOSS	(1,255,086)	(29,389)	(1,225,697)	(1,429,464)	(72,121)	(1,501,585)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.02)	(0.00)	(0.02)	(0.02)	(0.00)	(0.02)

Consolidated Statement of Cash Flow For the Six Months Ended February 28, 2015

	As Previously Reported	Adjustments	As Restated
Net cash used in operating activities	$ (303,015)	$ 10,000	$ (293,015)

Net cash used in investing activities	-	(10,000)	(10,000)

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

The accompanying unaudited interim consolidated financial statements of IFAN Financial, Inc. and Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K/A filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended August 31, 2014 have been omitted.

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

Recently Issued Accounting Pronouncements

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

NOTE 5 – ACQUISITION – As Restated

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

NOTE 6 – LICENSE AGREEMENT – As Restated

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

In connection with the License Agreement, the Company was required to issue 1,000,000 shares of the Company’s common stock to IPIN and IPIN was required to issue 1,000,000 shares of IPIN common stock to the Company.  The Company was issued the IPIN common stock during the year ended August 31, 2014 and recorded the estimated fair value of the IPIN common stock of $164,521 as an investment and recorded a corresponding common stock payable.   The 1,000,000 shares of common stock of the Company was issued to IPIN during the six months ended February 28, 2015.  The Company recorded an impairment of $164,521 for its investment in IPIN common stock during the three months ended November 30, 2014.

Pursuant to the License Agreement, the Company was required to pay $250,000 to IPIN in the following amounts upon achieving the below benchmarks:

(a)

$10,000 upon execution of the License Agreement (“Benchmark A”);

(b)

$20,000 when IPIN successfully demonstrates the integration, publishing design, and on-boarding screens of its technology with the Android application package file (“Benchmark B”);

(c)

$20,000 when IPIN successfully integrates the Android app with the IPIN device as demonstrated by transferring the transaction details to the app after a card swipe occurs (“Benchmark C”);

(d)

$60,000 when IPIN successfully demonstrates a card transaction including posting the status to the merchant call back uniform resource locator (“Benchmark D”);

(e)

$60,000 when IPIN successfully demonstrates a front end data base set up that enables an IPIN device user to affect an IPIN device transaction (“Benchmark E”);

(f)

$60,000 when IPIN successfully demonstrates the completed, back-end development of the IPIN device Android app including any and changes needed to support it (“Benchmark F”); and

(g)

$20,000 when IPIN successfully demonstrates the completed testing and deployment for in house participants applying the iPIN device Android app to the iPIN device for Apple iOS app, including testing and deployment (“Benchmark G”).

The Company pre-paid IPIN $66,620 at the inception of the License Agreement, which the Company recorded as prepaid expense.  The Company achieved Benchmarks A and Benchmark B during the year ended August 31, 2014 and applied $10,000 of its prepaid expense against the milestone payments and paid IPIN $20,000.  The Company achieved Benchmark C during the six months ended February 28, 2015 and applied $10,000 of its prepaid expense against the milestone payment and paid IPIN $10,000. The Company amortizes each milestone payment using the straight line method over the term of the remaining useful life of the license agreement which ends May 15, 2016.  The Company has additional benchmarks to be achieved which aggregate to $200,000, of which $46,620 has been paid and is recorded as prepaid expense in the consolidated balance sheet as of February 28, 2015.

During the six months ended February 28, 2015, the Company recorded amortization related to the milestone payments of $15,000.

NOTE 7 – FIXED ASSETS

The Company’s fixed assets consist of used computer equipment acquired in connection with the acquisition of Mobicash and have a remaining estimated useful life of one year.  Property and equipment consist of the following:

	February 28, 2015	August 31, 2014
Computer and Equipment	$ 4,774	$ -
Less accumulated depreciation	1,980	-
Total	$ 2,794	$ -

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

During the six months ended February 28, 2015, the Company issued 1,000,000 shares of the Company’s common stock valued at $164,521 to IPIN which were recorded as common stock payable at August 31, 2014.  The 1,000,000 shares were issued in January 2015.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

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

Expenses:

General and administrative expenses for the quarters ended February 28, 2015 and 2014 were $1,145,434 and $4,178, respectively. General and administrative expenses consisted primarily of stock-based compensation, consulting fees, professional fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in marketing consulting due to increased corporate activity as a result of the acquisition of Mobicash and stock-based compensation.  The Company incurred $73,263 and $0 of research and development expense during the three months ended February 28, 2015 and 2014, respectively.

Net Loss:

Net loss for the quarter ended February 28, 2015 was $1,225,697 compared with a net loss of $4,178 for the quarter ended February 28, 2014.  The increased net loss is largely due to higher stock-based compensation.

Results for the Six months Ended February 28, 2015 Compared to the Six months Ended February 28, 2014

Revenues:

The Company’s revenues were $0 for the six month ended February 28, 2015 compared to $0 in 2014.

Expenses:

General and administrative expenses for the six months ended February 28, 2015 and 2014, were $1,146,647 and $10,206, respectively. General and administrative expenses consisted primarily of stock-based compensation, consulting fees, professional fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in marketing consulting due to increased corporate activity as a result of the acquisition of Mobicash and stock-based compensation.  The Company incurred $175,417 and $0 of research and development expense during the six months ended February 28, 2015 and 2014, respectively. The Company recorded an impairment expense on its investment of $164,621 during the six months ended February 28, 2015.

Net Loss:

Net loss for the six months ended February 28, 2015, was $1,501,585 compared with a net loss of $10,206 for the six months ended February 28, 2014.  The increased net loss is largely due to higher stock-based compensation.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

Working Capital

	February 28, 2015 $	August 31, 2014 $
Current Assets	61,325	86,620
Current Liabilities	818,550	310,708
Working Capital Deficit	(757,225)	(224,088)

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of February 28, 2015, total current assets were $61,325.

As of February 28, 2015, total current liabilities were $818,550, which consisted primarily of advances from officers and deferred salaries. We had negative net working capital of $(757,225) as of February 28, 2015.

Intangible Assets

The Company’s intangible assets were $4,704,264 as of February 28, 2015, consisting of goodwill from the acquisition of Mobicash America, Inc.

Material Commitments

The Company’s material commitments were $0 as of February 28, 2015.

Cash Flows

	Six Months Ended
	February 28, 2015 $	February 28, 2014 $
Cash Flows from (used in) Operating Activities	(293,015)	(6,306)
Cash Flows from (used in) Investing Activities	(10,000)	-
Cash Flows from (used in) Financing Activities	317,720	5,128
Net Increase (decrease) in Cash	14,705	(1,178)

Cashflows from Operating Activities

During the six months ended February 28, 2015, cash used in operating activities was $293,015 compared to $6,306 for the six months ended February 28, 2014.  The increase in the amounts of cash used for operating activities was primarily due to a larger operating loss during the six months ended February 28, 2015.

Cashflows from Investing Activities

During the six months ended February 28, 2015 cash used in investing activities was $10,000 compared to $0 for the six months ended February 28, 2014.

Cashflows from Financing Activities

During the six months ended February 28, 2015, cash provided by financing activities was $317,720 compared to $5,128 for the six months ended February 28, 2014.  The increase in cash provided by financing activities is principally due to receiving proceeds subscription stock issuance.

Subsequent Developments

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

As previously disclosed, management’s plans for addressing the Company’s capital needs include seeking additional funding to satisfy existing obligations, liabilities and future working capital needs, to build working capital reserves and to fund the Company's research and development projects.  There is no assurance that the Company will be successful obtaining the necessary funding to meet its business objectives.

On April 3, 2015, Chris Menya resigned as a Director, and Chief Technical Officer (“CTO”) of the Company. Our board of directors now consists of J. Christopher Mizer, Steve Scholl, and John C. De Puy

On April 8, 2015, the Board of Directors of the Company appointed Mr. John De Puy as a Director of the Company.

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

IFAN Financial, Inc.
Dated: July 14 2015	/s/ J. Christopher Mizer
J. Christopher Mizer
Dated: July 14 2015	Its: President and Chief Executive Officer /s/ Steve Scholl Steve Scholl Its: Chief Financial Officer, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 14 2015	/s/ J. Christopher Mizer
By: J. Christopher Mizer Its: Director

Dated: July 14 2015	/s/ Steve Scholl
By: Steve Scholl Its: Director

Dated: July 14 2015	/a/ John C. De Puy
By: John C. De Puy Its: Director