Form 10-Q
period 2015-05-31
IFAN FINANCIAL, INC.
filed 2015-07-20
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of July 13, 2015, there were 84,486,774 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

May 31, 2015

(Unaudited)

Financial Statement Index

Consolidated Balance Sheets

5

Consolidated Statements of Operations

6

Consolidated Statements of Cash Flows

7

Notes to the Consolidated Financial Statements

8

IFAN Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)
	May 31, 2015	August 31, 2014
CURRENT ASSETS
Cash	$255,352	$-
Prepaid expense	46,620	56,620
Advance	-	30,000
TOTAL CURRENT ASSETS	301,972	86,620

Fixed assets, net	2,002	-
Investment, net	-	164,521
License agreement, net	28,000	30,000
Other assets	675	-
Goodwill	4,704,264	-
TOTAL ASSETS	$5,036,913	$281,141

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$351,689	$-
Due to related party	362,945	146,187
Short term notes payable, net of discount $56,777 and $0, respectively	223,223	-
Common stock payable	254,550	164,521
TOTAL CURRENT LIABILITIES	1,192,407	310,708

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
961,858 and 900,000 issued and outstanding, respectively	962	900
Common stock, $0.001 par value,
800,000,000 shares authorized, 84,486,774 and 79,960,020 shares
issued and outstanding, respectively	84,487	79,960
Additional paid-in capital (deficit)	5,940,120	(26,576)
Accumulated deficit	(2,181,063)	(83,851)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,844,506	(29,567)
TOTAL LIABLITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,036,913	$281,141

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IFAN Financial, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
REVENUE

Revenues	$-	$-	$-	$-

EXPENSES

Research and development	11,284	-	186,701	-
Selling, general and administrative	574,577	27,328	1,721,224	37,534
Amortization of license agreement	7,000	-	22,000	-
Impairment expense	-	-	164,521	-
Total expenses	592,861	27,328	2,094,446	37,534

Interest income (expense)	(2,766)	1,000	(2,766)	1,000

NET LOSS	$(595,627)	$(26,328)	$(2,097,212)	$(36,534)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	84,100,808	5,644,808	81,807,787	6,766,094

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IFAN Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months	Nine months
	ended	ended
	May 31, 2015	May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,097,212)	$(36,534)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation expense	2,772	-
Amortization of debt discount	2,766	-
Amortization of license agreement	22,000	-
Impairment expense	164,521	-
Stock-based compensation	1,425,111	-
Change in operating assets and liabilities:
Prepaid expense	-	(66,620)
Other assets	29,325	-
Accounts payable and accrued expenses	26,922	7,425
NET CASH USED IN OPERATING ACTIVITIES	(423,795)	(95,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for license	(10,000)	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	(10,000)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	286,600	-
Proceeds from related party payable	167,547	104,374
Proceeds from note payable	235,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	689,147	104,374

NET INCREASE (DECREASE) IN CASH	255,352	(1,355)

CASH, BEGINNING OF PERIOD	-	1,355

CASH, END OF PERIOD	$255,352	$-

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued to IPIN for common stock payable	$164,521	$-
Preferred stock issued for acquisition of Mobicash	$4,330,060	$-
Reclassification of prepaid expense to license agreement, net	$10,000	$-
Relative fair value of warrants issued as debt discount	$19,543	$-
Original issuance discount	$40,000	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IFAN Financial, Inc.

Notes to the consolidated financial statements

May 31, 2015
(Unaudited)

NOTE 1 – NATURE OF BUSINESS

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

The accompanying unaudited interim consolidated financial statements of IFAN Financial, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC on December 16, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended

August 31, 2014, as reported in Form 10-K, have been omitted.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company incurred a net loss during the periods ended May 2015 and 2014, respectively, diluted loss excludes all potential common shares from diluted loss per share.  At May 31, 2015 and August 31, 2014, the Company had 673,300,600 and 630,000,000, respectively, potentially issuable shares upon the conversion of Series A preferred stock into common stock.  At May 31, 2015 and August 31, 2014, the Company had 1,175,926 and 0, respectively, of potentially issuable shares upon the conversion of warrants into common stock.

Recently Issued Accounting Pronouncements

In April, the FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs. Debt issuance costs are specific incremental third party costs—other than those paid to the lender—that are directly attributable to issuing a debt instrument. Under the new guidance, debt issuance costs will be presented as a direct deduction from the carrying value of the associated debt, consistent with the existing presentation of a debt discount. Before the FASB issued this simplification, debt issuance costs were capitalized as an asset (i.e., a deferred charge).  Early adoption is permitted. The Company has adopted this accounting pronouncement effective immediately.

NOTE 3 – GOING CONCERN

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

NOTE 4 – ACQUISITION

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

October 3, 2014
Total consideration	$ 4,330,060

Fixed assets	4,774
Total assets acquired	4,774

Accounts payable and accrued liabilities	324,767
Loans to related party	49,211
Note payable	5,000
Total liabilities assumed	378,978

Net liabilities assumed	$ (374,204)

Goodwill	$ 4,704,264

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

The Company pre-paid IPIN $66,620 at the inception of the License Agreement, which the Company recorded as prepaid expense.  The Company achieved Benchmarks A and Benchmark B during the year ended August 31, 2014 and applied $10,000 of its prepaid expense against the milestone payments and paid IPIN $20,000.  The Company achieved Benchmark C during the nine months ended May 31, 2015 and applied $10,000 of its prepaid expense against the milestone payment and paid IPIN $10,000. The Company amortizes each milestone payment using the straight line method over the term of the remaining useful life of the license agreement which ends May 15, 2016.  The Company has additional benchmarks to be achieved which aggregate to $200,000, of which $46,620 has been paid and is recorded as prepaid expense in the consolidated balance sheet as of May 31, 2015.

During the nine months ended May 31, 2015, the Company has recorded amortization related to the milestone payments of $22,000.

NOTE 6 – FIXED ASSETS

The Company’s fixed assets consist of used computer equipment acquired in connection with the acquisition of Mobicash and have a remaining estimated useful life of one year.  Property and equipment consist of the following:

	February 28, 2015	August 31, 2014
Computer and Equipment	$ 4,774	$ -
Less accumulated depreciation	(2,772)	-
Total	$ 2,002	$ -

The Company recorded depreciation expense of $2,772 and $0 during the nine months ended May 31, 2015 and 2014, respectively.

NOTE 7 – NOTE PAYABLE

The Company has a $5,000 note payable to an individual due in November 2015.  The note bears interest at 10% per annum.

Secured Promissory Note Agreement

On May 28, 2015, the Company and SBI Investments, LLC (“SBII”), completed a financing transaction that consisted of a Securities Purchase Agreement (the “SPA”), Two Secured Promissory Notes (the “Notes”), Stock Pledge Agreement (the “Pledge”), and Warrant Agreement, pursuant to which SBII has agreed to loan to the Company an aggregate of $550,000. The first note for $275,000 was issued by the Company on May 28, 2015 pursuant to the SPA and is due and payable on May 14, 2016 and accrues interest at 10% per annum payable at three, six and nine months from the issuance date. The second note will be issued upon the filing of a Form S-1 Registration Statement, pursuant to the SPA, and is due and payable on the one year anniversary of the filing date of the Form S-1 Registration Statement, and accrues interest at 10% per annum payable at three, six and nine months from the issuance date. Pursuant to the Pledge, the Company’s CEO and CFO pledged 11,000,000 shares of their restricted common stock to guarantee payment of the Notes issued pursuant to the SPA.

In connection with the issuance of the $275,000 note payable, the Company received cash proceeds of $235,000 and recorded a debt discount of $40,000 for the difference between the face value of the note and the cash proceeds.  The Company also issued the lender 250,000 warrants in connection with the issuance of this debt with an exercise price of $0.50 and a term of 3 years. The Company determined the relative fair value of the warrants as of their issuance date using the following inputs; 3-year term; 152% volatility; 1% risk free rate; $0 dividends and determined the fair value was $19,523, which the Company recorded as debt discount.  The Company will issue the lender an additional 250,000 warrants with a 3 year life and a $1.00 exercise price upon the issuance of the second note

During the nine months ended May 31, 2015, the Company recognized $2,766 of amortization expense and have $56,777 in unamortized debt issuance costs as of May 31, 2015.

NOTE 8 – EQUITY

Common stock

During the nine months ended May 31, 2015, the Company received $36,600 of cash proceeds pursuant to subscription agreements with third parties to purchase the common stock of the Company for $0.25 per share.  During the nine months ended May 31, 2015, the Company has issued 128,200 shares of common stock pursuant to these subscription agreements.  As of May 31, 2015, the Company has recorded a common stock payable of $4,550 as the Company has an obligation to issue the remaining 18,000 shares of common stock pursuant to the subscription agreements.

During the nine months ended May 31, 2015, the Company received $250,000 of cash proceeds pursuant to a subscription agreement with an investor to purchase common stock of the Company for $0.27 per share and an equal number of warrants.  As of May 31, 2015, the Company has recorded a common stock payable of $250,000 related to its obligation to issue 925,926 shares of the Company’s common stock.  See Warrants below.

During the nine months ended May 31, 2015, the Company issued 3,398,554 shares of common stock for services.  The Company recorded stock-based compensation expense of $1,425,111 based on the grant date fair value of the common stock of the Company on the issuance dates.

During the nine months ended May 31, 2015, the Company issued 1,000,000 shares of the Company’s common stock valued at $164,521 to IPIN which were recorded as common stock payable at August 31, 2014.  The 1,000,000 shares were issued in January 2015.

Equity line of Credit

During May 2015, the Company entered into a second Securities Purchase Agreement (the “Equity Line Agreement”) with SBII, pursuant to which the Company may issue and sell to SBII $2,000,000 of the Company’s registered common stock (the “Shares”).  The aggregate maximum amount of all purchases that SBII shall be obligated to make under the Equity Line Agreement shall not exceed $2,000,000.  The purchase price for the Shares to be paid by SBII shall be eighty percent (80%) of the average of the three (3) lowest closing daily prices of the Company’s common stock during the five (5) consecutive trading days prior to the date of the draw down notice from the Company to SBII or eighty five percent (85%) of the price on the fifth trading day of the draw down pricing period.

The Company did not sell any shares pursuant to the Equity Line Agreement during the nine months ended May 31, 2015.

Preferred stock

The Company issued 61,858 shares of Series A preferred stock convertible into common stock of the Company as consideration for the acquisition of Mobicash.  See Note 5.

Warrants

Pursuant to a subscription agreement with an investor to purchase the Company’s common stock at $0.27 per share, the Company also issued warrants to the investor to purchase 925,926 shares of the Company’s common stock with a $1.00 exercise price.  The warrants expire on December 31, 2015.  The Company determined the fair value of the warrants as of their issuance date using the following inputs; 1-year term; 152% volatility; 1% risk free rate; $0 dividends and determined the fair value was approximately $246,000.

Pursuant to the Secured Promissory Note Agreement (See Note 7), the Company issued 250,000 warrants to a  lender. The Company determined the relative fair value of the warrants as of their issuance date using the following inputs; 3-year term; 170% volatility; 1% risk free rate; $0 dividends and determined the fair value was $19,523, which the Company recorded as debt discount.

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted average remaining contractual life (years)
Outstanding at August 31,2014	-	$-	-	$-
Granted	1,175,926	0.89	-	0.81
Exercised		-
Expired	-	-
Outstanding and exercisable at May 31, 2015	1,175,926	$0.89	$-	$0.81

NOTE 9 – RELATED PARTY TRANSACTIONS

As of May 31, 2015 and August 31, 2014, the Company had related party notes payable of $362,945 and $146,187, respectively, related to services provided to the Company that are non-interest bearing with no specific repayment terms. As of May 31, 2015, there were loans payable to five officers for $199,587, $128,688, $29,420, $3,250 and $2,000, respectively. As of August 31, 2014, there were loans payable to two officers for $128,554 and $17,633, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

Results for the Quarter Ended May 31, 2015 Compared to the Quarter Ended May 31, 2014

Revenues:

The Company’s revenues were $0 for the quarter ended May 31, 2015 compared to $0 in 2014.

Expenses:

General and administrative expenses for the quarters ended May 31, 2015 and 2014 were $574,577 and $27,328, respectively. General and administrative expenses consisted primarily of stock-based compensation, consulting fees, professional fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in marketing consulting due to increased corporate activity as a result of the acquisition of Mobicash and stock-based compensation.  The Company incurred $11,284 and $0 of research and development expense during the three months ended May 31, 2015 and 2014, respectively. During the three months ended May 31, 2015, the Company recorded license fee amortization of $7,000 and $0, respectively.

Net Loss:

Net loss for the quarter ended May 31, 2015 was $595,627 compared with a net loss of $26,328 for the quarter ended February 28, 2014.  The increased net loss is largely due to cost related to share-based compensation and license fee amortization.

Results for the Nine Months Ended May 31, 2015 Compared to the Nine Months Ended May 31, 2014

Revenues:

The Company’s revenues were $0 for the nine month ended May 31, 2015 compared to $0 in 2014.

Expenses:

General and administrative expenses for the nine months ended May 31, 2015 and 2014, were $1,721,224 and $37,534, respectively. General and administrative expenses consisted primarily of stock-based compensation, consulting fees, professional fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in marketing consulting due to increased corporate activity as a result of the acquisition of Mobicash and stock-based compensation.  The Company incurred $186,701 and $0 of research and development expense during the nine months ended May 31, 2015 and

2014, respectively. The Company recorded an impairment expense on its investment of $164,621 during the nine months ended May 31, 2015.  During the nine months ended May 31, 2015, the Company recorded license fee amortization of $22,000 and $0, respectively.

Net Loss:

Net loss for the nine months ended May 31, 2015, was $2,097,212 compared with a net loss of $36,534 for the nine months ended May 31, 2014.  The increased net loss is largely due to higher stock-based compensation and cost related to debt issuance.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

Working Capital

	May 31, 2015 $	August 31, 2014 $
Current Assets	301,972	86,620
Current Liabilities	1,192,407	310,708
Working Capital (Deficit)	(890,435)	(224,088)

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of May 31, 2015, total current assets were $301,972.

As of May 31, 2015, total current liabilities were $1,192,407, which consisted of notes payable, accrued expenses and accounts payable, related party payables and common stock payable.  We had negative net working capital of $890,435 as of May 31, 2015.

Cash Flows

	Nine Months Ended
	May 31, 2015	May 31, 2014
	$	$
Cash flows used in operating activities	(423,795)	(95,729)
Cash flows used in investing activities	(10,000)	(10,000)
Cash Flows from (used in) financing activities	689,147	104,374
Net increase (decrease) in cash during period	255,352	(1,355)

Cashflows from Operating Activities

During the nine months ended May 31, 2015, cash used in operating activities was $423,795 compared to $95,729 for the nine months ended May 31, 2014.  The increase in the amounts of cash used for operating activities was primarily due a higher loss incurred by the Company.

Cashflows from Investing Activities

During the nine months ended May 31, 2015 cash used in investing activities was $10,000 compared to $10,000 for the nine months ended May 31, 2014.

Cashflows from Financing Activities

During the nine months ended May 31, 2015, cash provided by financing activities was $689,147 compared to $104,374 for the nine months ended May 31, 2014.  The increase in cash provided by financing activities is due to receiving proceeds for the sale of common stock and the third party borrowing.

Quarterly Events

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

Termination of the private placement means that the accredited investor will no longer have the option to purchase the remaining 2,777,777 shares of stock at $0.27 per share.

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

Secured Promissory Note Agreement

On May 28, 2015, the Company and SBI Investments, LLC (“SBII”), completed a financing transaction that consisted of a Securities Purchase Agreement (the “SPA”), Two Secured Promissory Notes (the “Notes”), Stock Pledge Agreement (the “Pledge”), and Warrant Agreement, pursuant to which SBII has agreed to loan to the Company an aggregate of $550,000. The first note for $275,000 was issued by the Company on May 28, 2015 pursuant to the SPA and is due and payable on May 14, 2016 and accrues interest at 10% per annum payable at three, six and nine months from the issuance date. The second note will be issued upon the filing of a Form S-1 Registration Statement, pursuant to the SPA, and is due and payable on the one year anniversary of the filing date of the Form S-1 Registration Statement, and accrues interest at 10% per annum payable at three, six and nine months from the issuance date. Pursuant to the Pledge, the Company’s CEO and CFO pledged 11,000,000 shares of their restricted common stock to guarantee payment of the Notes issued pursuant to the SPA.

In connection with the issuance of the $275,000 note payable, the Company received cash proceeds of $235,000 and recorded a debt discount of $40,000 for the difference between the face value of the note and the cash proceeds.  The Company also issued the lender 250,000 warrants in connection with the issuance of this debt with an exercise price of $0.50 and a term of 3 years. The Company determined the relative fair value of the warrants as of their issuance date using the following inputs; 3-year term; 152% volatility; 1% risk free rate; $0 dividends and determined the fair value was $19,523, which the Company recorded as debt discount.  The Company will issue the lender an additional 250,000 warrants with a 3 year life and a $1.00 exercise price upon the issuance of the second note

Equity Line Agreement and Registration Rights Agreement with SBI Investments, LLC.

Completed on May 28, 2015, effective as of May 14, 2015, the Company has entered into a second Securities Purchase Agreement (the “Equity Line Agreement”) with SBII, pursuant to which the Company may issue and sell to SBII Two Million Dollars ($2,000,000) of the Company’s registered common stock (the “Shares”). The parties also entered into a Registration Rights Agreement dated May 14, 2015, whereby the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws (the “Registration Agreement”, and together with the Equity Line Agreement, the “Agreements”). Pursuant to the Agreements, the Company shall register the Shares pursuant to a registration statement on Form S-1 (or on such other form as is available to the Company within 60 days of the execution of the Agreements) (the “Registration Statement”). In addition, the Company agreed to use its best efforts to cause such registration statement to be declared effective within one hundred eighty (180) days after the initial filing with the Securities Exchange Commission (“SEC”).  Pursuant to the terms of the agreements, the Company shall reserve a sufficient number of shares of the Company’s common stock for the purpose of enabling the Company to issue Shares pursuant to the Agreements.

Subject to the terms and conditions of the Equity Line Agreement, the Company, at its sole and exclusive option, may issue and sell to SBII, and SBII shall purchase from the Company, the Shares upon the Company’s delivery of written notices to SBII.  The aggregate maximum amount of all purchases that SBII shall be obligated to make under the Equity Line Agreement shall not exceed $2,000,000.  Once a written notice is received by SBII, it shall not be terminated, withdrawn or otherwise revoked by the Company.

The amount for each purchase of the Shares as designated by the Company in the applicable draw down notices shall be equal to the lesser of (i) $25,000 or, (ii) two hundred percent (200%) of the average daily volume of the Company’s common stock based on the trailing ten (10) trading days preceding the first day of the draw down notice period delivery by the Company to SBII,  and that the draw down amount requested will not cause the aggregate holdings of SBII shares of common stock of the Company to be greater than 4.99% of the issued and outstanding shares of common stock of the Company.

The purchase price for the Shares to be paid by SBII shall be eighty percent (80%) of the average of the three (3) lowest closing daily prices of the Company’s common stock during the five (5) consecutive trading days prior to the date of the Draw Down Notice from the Company to SBII or eighty five percent (85%) of the price on the fifth trading day of the Draw Down Pricing Period. During such five (5) consecutive trading day period, the Company shall not subdivide or combine its common stock, or pay a common stock dividend or make any other purchase of its common stock.

During the term of the Equity Line Agreement (18 months unless sooner terminated), the Company shall not enter into any purchase or sale of future priced securities of any type whatsoever that are, or may become, convertible or exchangeable into shares of its common stock pursuant to any equity line financing registered with the SEC on a Form S-1.

Also, during such term, the Company shall not enter into, amend, modify, or permit any transaction or arrangement with any of its officers, directors, persons who were officers or directors at any time during the previous two years, shareholders (and any of their family members) who beneficially own 5% or more of the common stock, or affiliates, except for (i) customary employment arrangements and benefit programs on reasonable terms, (ii) any arms-length agreement or transaction on terms no less favorable than terms which would have been obtainable from a disinterested third party, or (iii) any transaction or arrangement approved by a majority of the disinterested directors of the Company.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

For all the terms and provisions of the Secured Promissory Note, Stock Pledge Agreement, Warrant Agreement, Equity Line of Credit, and Registration Rights Agreement, reference is hereby made to such documents that were filed with the SEC on June 2, 2015, as part of our Current Report on Form 8-K. All statements made herein concerning the foregoing are qualified in their entirety by reference to said exhibits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Amended Annual Report on Form 10-K/A as filed with the SEC on December 17, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances:

During the nine months ended May 31, 2015, the Company received $36,600 of cash proceeds pursuant to subscription agreements with third parties to purchase the common stock of the Company for $0.25 per share.  During the nine months ended May 31, 2015, the Company has issued 128,200 shares of common stock pursuant to these subscription agreements.  As of May 31, 2015, the Company has recorded a common stock payable of $4,550 as the Company has an obligation to issue the remaining 18,000 shares of common stock pursuant to the subscription agreements.

During the nine months ended May 31, 2015, the Company received $250,000 of cash proceeds pursuant to a subscription agreement with an investor to purchase common stock of the Company for $0.27 per share and an equal number of warrants.  As of May 31, 2015, the Company has recorded a common stock payable of $250,000 related to its obligation to issue 925,926 shares of the Company’s common stock.  See Warrants below.

During the nine months ended May 31, 2015, the Company issued 3,398,554 shares of common stock for services.  The Company recorded stock-based compensation expense of $1,425,111 based on the grant date fair value of the common stock of the Company.

During the nine months ended May 31, 2015, the Company issued 1,000,000 shares of the Company’s common stock valued at $0 to IPIN which were recorded as common stock payable at August 31, 2014.  The 1,000,000 shares were issued in January 2015.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.3	Certificate of Designation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
4.1	2015 Equity Compensation Plan	Filed with the SEC on February 5, 2015 as part of our Form S-8 Registration.
4.2	Form of Registration Rights Agreement	Filed with the SEC on June 2, 2015 as part of our Current Report on Form 8-K.
10.01	License Agreement by and between the Company and IPIN Debit Network Inc., dated May 15, 2014	Filed with the SEC on May 21, 2014, as part of our Current Report on Form 8-K.
10.02	Share Exchange Agreement by and between the Company and MobiCash America, Inc. D/B/A Quidme, dated June 6, 2014	Filed with the SEC on July 21, 2014, as part of our Quarterly Report on Form 10-Q.

10.03	Amended Share Exchange Agreement by and between the Company and Mobicash America, Inc. D/B/A Quidme, dated October 3, 2014.	Filed with the SEC on October 6, 2014, as part of our Current Report on Form 8-K.
10.04	Form of Subscription Agreement.	Filed with the SEC on December 2, 2014, as part of our Current Report on Form 8-K.
10.05	Form of Warrant Agreement.	Filed with the SEC on December 2, 2014, as part of our Current Report on Form 8-K.
10.06	Form of Secured Promissory Note.	Filed with the SEC on June 2, 2015 as part of our Current Report on Form 8-K.
10.07	Form of Stock Pledge Agreement.	Filed with the SEC on June 2, 2015 as part of our Current Report on Form 8-K.
10.08	Form of Warrant Agreement.	Filed with the SEC on June 2, 2015 as part of our Current Report on Form 8-K.
10.09	Form of Equity Line of Credit.	Filed with the SEC on June 2, 2015 as part of our Current Report on Form 8-K.
16.01	Responsive Letter from Anton & Chia, LLP	Filed with the SEC on October 15, 2014 as part of our Amended Current Report on Form 8-K/A.
16.02	Responsive Letter from Kyle L. Tingle.	Filed with the SEC on April 27, 2015, as part of our Amended Current Report on Form 8-K/A.
21.01	List of Subsidiaries	Filed with the SEC on October 6, 2014, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

IFAN Financial, Inc.
Dated: July 20, 2015	/s/ J. Christopher Mizer
J. Christopher Mizer
Dated: July 20, 2015	Its: President and Chief Executive Officer /s/ Steve Scholl Steve Scholl Its: Chief Financial Officer, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 20, 2015	/s/ J. Christopher Mizer
By: J. Christopher Mizer Its: Director

Dated: July 20, 2015	/s/ Steve Scholl
By: Steve Scholl Its: Director

Dated: July 20, 2015	/a/ John C. De Puy
By: John C. De Puy Its: Director