Form 10-Q/A
period 2014-11-30
IFAN FINANCIAL, INC.
filed 2015-07-22
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of January 20, 2015, there were 82,088,220 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q for IFAN Financial, Inc. (the “Company”) for the quarterly period ended November 30, 2014, initially filed on January 20, 2015 (the “Original Filing”), is being filed to restate and amend the Company’s previously issued consolidated financial statements and related financial information for the three months ended November 30, 2014.

Background

The Company’s management, after discussion with our independent registered public accounting firm, determined that the following financial statements previously filed with the SEC should no longer be relied upon: (1) the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the three months ended November 30, 2014.

This determination occurred after the Company’s management identified the following:

1.

The determination that its investment was impaired

2.

The improper acquisition accounting of Mobicash America, Inc.

3.

The misstatement of certain expenses

Please refer to Note 1A-"Restatement of Previously Issued Consolidated Financial Statements" included in our unaudited consolidated financial statements and notes thereto in this Amendment for more information regarding correction of these errors.

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

Consolidated Financial Statements

November 30, 2014

(Unaudited)

Financial Statement Index

Consolidated Balance Sheets 5 Consolidated Statements of Operations 6 Consolidated Statements of Cash Flows 7 Notes to the Consolidated Financial Statements 8

IFAN Financial, Inc. CONSOLIDATED BALANCE SHEETS (Unaudited)

	November 30, 2014	August 31, 2014
	(Restated)
CURRENT ASSETS
Cash	$17,941	$-
Prepaid expenses	46,620	56,620
Advance to Mobicash	-	30,000
TOTAL CURRENT ASSETS	64,561	86,620

Fixed assets, net	3,586	-
Investment	-	164,521
License agreement, net	42,000	30,000
Goodwill	4,704,264	-
TOTAL ASSETS	$4,814,411	$281,141

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$94,209	$-
Due to related party	259,518	146,187
Deferred salaries and related tax accruals	232,458	-
Note payable	5,000	-
Common stock payable	164,521	164,521
TOTAL CURRENT LIABILITIES	755,706	310,708

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock- Series A, $0.001 par value, 10,000,000 shares authorized, 961,858 and 900,000 issued and outstanding, respectively	962	900
Common stock, $0.001 par value, 800,000,000 shares authorized, 79,960,020 shares issued and outstanding, respectively	79,960	79,960
Stock subscription payable	34,100	-
Additional paid-in capital (deficit)	4,303,422	(26,576)
Accumulated deficit	(359,739)	(83,851)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	4,058,705	(29,567)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,814,411	$281,141

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IFAN Financial, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended	Three months ended
	November 30, 2014	November 30, 2013
	(Restated)
REVENUES	$-	$-

EXPENSES
Research and development	103,342	-
Selling, general, and administrative	25	19,209
Amortization of license agreement	8,000	-
Impairment expense	164,521	-
Total expenses	275,888	19,209

NET LOSS	$(275,888)	$(19,209)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	79,960,020	1,014,944,364

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IFAN Financial, Inc. CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three months	Three months
	Ended	ended
	November 30, 2014	November 30, 2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(275,888)	$(6,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,188	-
Amortization of license agreement	8,000	-
Impairment expense	164,521	-
Change in operating assets and liabilities:
Prepaid expense	30,000	-
Accounts payable and accrued expenses	1,900	2,946
NET CASH USED IN OPERATING ACTIVITIES	(70,279)	(3,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for license	(10,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(10,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	34,100	-
Proceeds from related party	64,120	3,081
NET CASH PROVIDED BY FINANCING ACTIVITIES	98,220	3,081

NET INCREASE IN CASH	17,941	-

CASH, BEGINNING OF PERIOD	-	1,355

CASH, END OF PERIOD	$17,941	$1,355

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH INVESTING ACTIVITIES
Preferred stock issued for acquisition of Mobicash	$4,330,060	$-
Reclassification of prepaid expense to license agreement, net	$10,000	-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IFAN Financial, Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

NOTE 1A.- RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In this report on Form 10-Q/A, the Company has restated its consolidated financial statements for the three months ended November 30, 2014. The determination to restate its consolidated financial statements for the quarter ended November 30, 2014 occurred after the Company’s management identified the following:

1.

The determination that its investment in iPin is impaired,

2.

The improper acquisition accounting of MobiCash America, Inc., and

3.

The misstatement of certain expenses.

4.

Subject to restatement is the Company's consolidated balance sheet as of November 30, 2014, and the related consolidated statement of operations and cash flows for the three months ended November 30, 2014, and affected footnotes.

During the three months ended November 30, 2014, the Company determined its investment in iPin common stock was worth $0.  Accordingly, the Company has recorded impairment expense of $164,521 during the three months ended November 30, 2014.

The Company accounted for its acquisition of Mobicash America, Inc. incorrectly.  The Company has adjusted its balance sheet to record the acquisition using the purchase method of accounting, which has resulted in the Company recording $4,704,265 of goodwill.

The Company overstated accounts payable and accrued expenses and deferred salaries and related tax accruals by $58,784 in aggregate, and understated its license agreement amortization by $8,000.

Consolidated Balance Sheet Information November 30, 2014

	As Previously Reported	Adjustments	As Restated
	$	$	$
Investment	164,521	(164,521)	-
License agreement, net	50,000	(8,000)	42,000
Goodwill	-	4,704,264	4,704,264
Total assets	282,668	4,531,743	4,814,411
Accounts payable and accrued expenses	111,326	(17,117)	94,209
Deferred salaries and related tax accruals	274,125	(41,667)	232,458
Total current liabilities	809,490	(53,784)	755,706
Additional paid-in capital	508,670	3,794,752	4,303,422
Accumulated deficit	(1,155,514)	795,775	(359,739)
Total liabilities and stockholders’ deficit	282,668	4,531,743	4,814,411

Consolidated Statement of Operations For the Three Months Ended November 30, 2014

	As Previously Reported	Adjustments	As Restated
	$	$	$
Research and development	141,498	(38,156)	103,342
Depreciation	1,188	(1,188)	-
Office and general	3,685	(3,685)	-
Professional fees	18,712	(18,712)	-
Selling, general and administrative	-	25	25
Amortization of license agreement	-	8,000	8,000
Impairment expense	-	164,521	164,521
Total expenses	165,083	110,805	275,888
Net loss	$ 165,083	$ 110,805	$ 275,888
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.00)

Consolidated Statement of Cash Flow Information For the Three Months Ended November30, 2014

	As Previously Reported	Adjustments	As Restated
	$	$	$
Net loss	(165,083)	(110,805)	(275,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Net cash used in operating activities	(79,846)	9,567	(70,279)

Net cash used in investing activities	(20,000)	10,000	(10,000)

Net cash provided by financing activities	103,316	(5,096)	98,220

Net increase in cash	3,470	14,471	17,941
Cash at beginning of period	14,471	(14,471)	-

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of November 30, 2014 and August 31, 2014, there were no cash equivalents.

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

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company incurred a net loss during the periods ended November 2014 and 2013, respectively, diluted loss excludes all potential common shares from diluted loss per share.  At November 30, 2014 and August 31, 2014, the Company had 673,300,600 and 630,000,000, respectively, potentially issuable shares upon the conversion of Series A preferred stock into common stock.  In addition, at November 30, 2014 and August 31, 2014, the Company had 925,926 and 0, respectively, potentially issuable shares upon the conversion of warrants into common stock.

Recently Issued Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our consolidated financial position, results of operations or cash flows.

Subsequent Events

The Company evaluated material events occurring between November 30, 2014 and the issuance date of this report for disclosure consideration.

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

NOTE 4 – ACQUISITION (as restated)

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

NOTE 5 – LICENSE AGREEMENT (as restated)

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

The Company pre-paid IPIN $66,620 at the inception of the License Agreement, which the Company recorded as prepaid expense.  The Company achieved Benchmarks A and Benchmark B during the year ended August 31, 2014 and applied $10,000 of its prepaid expense against the milestone payments and paid IPIN $20,000.  The Company achieved Benchmark C during the three months ended November 30, 2014 and applied $10,000 of its prepaid expense against the milestone payment and paid IPIN $10,000. The Company amortizes each milestone payment using the straight line method over the term of the remaining useful life of the license agreement which ends May 15, 2016.  The Company has additional benchmarks to be achieved which aggregate to $200,000, of which $46,620 has been paid and is recorded as prepaid expense in the consolidated balance sheet as of November 30, 2014.

During the three months ended November 30, 2014, the Company has recorded amortization related to the milestone payments of $8,000.

NOTE 6 – FIXED ASSETS

The Company’s fixed assets consist of used computer equipment acquired in connection with the acquisition of Mobicash and have a remaining estimated useful life of one year.  Property and equipment consist of the following:

	November 30, 2014	August 31, 2014
Computers and equipment	$ 4,774	$ -
Less accumulated depreciation	(1,188)	-
Total	$ 3,586	$ -

The Company recorded depreciation expense of $1,188 and $0 during the six months ended November 30, 2014 and 2014, respectively.

NOTE 7 – NOTE PAYABLE

The Company has a $5,000 note payable to an individual due November 2015.  The note bears interest at 10% per annum.

NOTE 8 – EQUITY

Common Stock

During the three months ended November 30, 2014, the Company received 34,100 of cash proceeds pursuant to subscription agreements with third parties to purchase the common stock of the Company for $0.25 per share.  As of November 30, 2014, the Company has recorded this obligation as a subscription payable.

Preferred stock

The Company issued 61,858 shares of Series A preferred stock convertible into common stock of the Company as consideration for the acquisition of Mobicash.  See Note 4.

NOTE 9 – DUE TO RELATED PARTIES

As of November 30, 2014, there were loans payable to five officers for $200,208, $20,099, $33,961, $3,250 and $2,000, respectively that are non-interest bearing with no specific repayment terms. As of August 31, 2014, there were loans payable to two officers for $128,554 and $17,633, respectively that are non-interest bearing with no specific repayment terms.  As of November 30, 2014, none of the officers had made demand for repayment of funds.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company and certain former owners and officers of Mobicash are in a dispute related to the acquisition of Mobicash by the Company.  The Company has not determined if this dispute will result in additional obligations to the Company.

NOTE 11 – SUBSEQUENT EVENTS

During January 2015, the Company issues 1,000,000 shares of the Company’s common stock to IPIN.

During January 2015, the Company issued 128,200 shares of common stock pursuant to stock subscription agreements.

During January 2015, the Company issued 1,000,000 shares of common stock to an individual for services.

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

RESULTS OF OPERATIONS

Results for the Restated Quarter Ended November 30, 2014 Compared to the Quarter Ended November 30, 2013

Revenues:

The Company’s revenues were $nil for the quarter ended November 30, 2014 compared to $nil in 2013.

Cost of Revenues:

The Company’s cost of revenue was $nil for quarter ended November 30, 2014 compared to $nil in 2013.

Expenses:

General and administrative expenses for the quarters ended November 30, 2014, and November 30, 2013, were $25 and $19,209, respectively. General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company.  The increase was primarily attributable to an increase in SEC filing fees due to increased corporate activity.  During the three months ended November 30, 2014 and 2013, the Company incurred $103,342 and $0 of research and development expense, respectively.  During the three months ended November 30, 2014, the Company recorded an impairment on its investment of $164,521.

Net Loss:

Net loss for the quarter ended November 30, 2014, was $(275,888) compared with a net loss of $(19,209) for the quarter ended November 30, 2013.  The increased net loss is due to the acquisition of Mobicash America, Inc. resulting in increased expenditures for research and development and the impairment of the Company’s investment.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

Working Capital

	November 30, 2014 $ (Restated)	August 31, 2014 $
Current Assets	64,561	86,620
Current Liabilities	755,706	310,708
Working Capital Deficit	(691,145)	(224,088)

As of November 30, 2014, total current assets were $64,561.

As of November 30, 2014, total current liabilities were $755,706, which consisted primarily of advances from officers and deferred salaries. We had negative net working capital of $(681,145) as of November 30, 2014.

Cash Flows

	Three Months Ended
	November 30, 2014 $ (Restated)	November 30, 2013 $
Cash flows used in operating activities	(70,279)	(3,081)
Cash flows used in investing activities	(10,000)	-
Cash flows from financing activities	98,220	3,081
Net increase in cash during period	17,941	-

Cashflows from Operating Activities

During the three months ended November 30, 2014, cash used in operating activities was $70,279 compared to $3,081 for the three months ended November 30, 2013.  The increase in the amounts of cash used for operating activities was primarily due to the increase in the net loss of the Company.

Cashflows from Investing Activities

During the three months ended November 30, 2014, cash used in investing activities was $10,000 compared to $0 for the three months ended November 30, 2013.  The increase in the amounts of cash used for investing activities was due to a milestone license payment.

Cashflows from Financing Activities

During the three months ended November 30, 2014, cash provided by financing activities was $98,220 compared to $3,081 for the three months ended November 30, 2013.  The increase in cash provided by financing activities is due to receiving proceeds from loans from related parties and receiving cash for common stock subscriptions.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

Changes In Registrant’s Certifying Accountant.

On October 3, 2014, the Company dismissed Anton and Chia, LLP (“Anton”) as the Company’s independent registered public accounting firm.  The Company dismissed Kyle L. Tingle, CPA, LLC, (“Tingle”) as its registered public accounting firm.  The Company has engaged GBH CPAs, PC as its registered public accounting firm.  The decision to change registered public accounting firms and the appointment of the new registered accounting firm was made by the Company’s Board of Directors for the Company.

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

During the Company’s two most recent fiscal years, through the interim periods and up through the date of engagement, the Company did consult Tingle with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed (ii) the type of auditor opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject or a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

IFAN Financial, Inc.

Dated: June 22, 2015	/s/ J. Christopher Mizer
J. Christopher Mizer Its: President and Chief Executive Officer
Dated: June 22, 2015	/s/ Steve Scholl Steve Scholl Its: Chief Financial Officer, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 22, 2015	/s/ J. Christopher Mizer
By: J. Christopher Mizer Its: Director

Dated: June 22, 2015	/s/ Steve Scholl
By: Steve Scholl Its: Director

Dated: June 22, 2015	/s/ Christopher Menya By: Christopher Menya Its: Director