Form 10-K
period 2015-08-31
IFAN FINANCIAL, INC.
filed 2015-12-15
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended August 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

IFAN FINANCIAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	333-178788	33-1222494
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

3517 Camino Del Rio South, Suite 407,

San Diego, CA, 92108

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 27, 2015 was $12,331,234 based upon the price ($0.398) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “IFAN.”

As of November 18, 2015, the registrant had 89,646,254 shares of common stock, par value $0.001, issued and outstanding.

Documents incorporated by reference: None

IFAN FINANCIAL, INC.

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

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

Since inception we worked toward the introduction and development of our website. We have no revenues, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities and borrowings to fund operations. In April 2014, the Company had a change in control and abandoned the initial business plan.

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

On April 28, 2014, Nopporn Sadmai resigned as the Company’s Secretary.

On April 28, 2014, J. Christopher Mizer was appointed as a member of the Company’s Board of Directors and as the Company’s President and Chief Executive Officer.

On April 28, 2014, Steve Scholl was appointed as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer, Treasurer, and Secretary.

On May 8, 2014, the Board of Directors of the Company, with the approval of a majority of its shareholders by written consent, approved the issuance of 600,000 shares of Series A Preferred Stock (as defined and described under Item 3.2) (the “Series A Preferred Stock”) to J. Christopher Mizer, and 300,000 shares of Series A Preferred Stock to Steve Scholl (“Preferred Shareholders”) in exchange for J. Christopher Mizer’s cancellation of 6,764,887 shares, representing the ownership of approximately 92.2%, of the Company’s Common Stock. J. Christopher Mizer retained an ownership of 357,143 shares of common stock in the Company after this cancellation.

Also on May 8, 2014, the Board of Directors, with the approval of a majority vote of its shareholders approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”). The Board of Directors authorized the issuance of 900,000 shares of Series A Preferred Stock, which the Board agreed to issue to the Preferred Shareholders or its assigns, upon the Company filing the Certificate of Designation with the Nevada Secretary of State. The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on May 8, 2014, include the right to vote in aggregate, on all shareholder matters equal to 700 votes per share of Series A Preferred Stock and each Series A Preferred Stock share is convertible into shares of our common stock at a conversion rate of 700 shares of common stock for each one (1) share of Series A Preferred Stock.

On May 8, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital to Eight Hundred Ten Million shares (810,000,000) of which Eight Hundred Million (800,000,000) shall be shares of Common Stock, par value $0.001 per share, and ten million (10,000,000) shall be shares of Preferred Stock, par value $0.001 per share with one million (1,000,000) of such shares being designated as Series A Preferred Stock. The Increase in authorized shares was effective with the Nevada Secretary of State on May 8, 2014, when the Certificate of Amendment was filed. The increase in authorized shares was approved by the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock on May 8, 2014.

On August 4, 2014, the Directors of the Company, receiving the majority vote of the Company’s Shareholders, approved: (i) a change in the Company name from “Infantly Available, Inc.” to “IFAN Financial, Inc.” and (ii) a 140-for-1 forward stock split of the issued and outstanding shares of common stock of the Company, which shall be payable as a dividend and upon surrender. All amounts in the financial statements have been retroactively restated to reflect this change. On August 5, 2014, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, giving effect to the name change, among other things.

Effective September 3, 2014, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), our company changed its name from Infantly Available, Inc. to IFAN Financial, Inc.

On June 6, 2014, the Company signed a share exchange agreement (“Agreement”) with Mobicash America, Inc. D/B/A Quidme, a company incorporated under the laws of the State of California (“Quidme”), and the shareholders of Quidme (the “Selling Shareholders”) pursuant to a share exchange agreement by and among the Company, Quidme and the Selling Shareholders. The Company was to acquire 100% of the issued and outstanding securities of Quidme in exchange for the issuance of 43,000,000 shares of IFAN common stock, par value $0.001 per share. The Company also agreed to fund $500,000 over the next six months to support the continued development and commercialization of Quidme’s technology. As a result of the Agreement the Selling Shareholders would receive up to 35% of the Company’s currently issued and outstanding shares of common stock. Upon completion of the Agreement, Quidme would become the wholly-owned subsidiary and the Company would acquire the business and operations of Quidme. Further, on the closing date of the Agreement, Christopher Menya, would also be appointed the Chief Technology Officer and a Director of IFAN and as President of the Quidme operating subsidiary, and John C. De Puy would be appointed as a Director of Quidme. The Agreement was to be completed contingent on the successful financial audit of Mobicash America, Inc.

On October 3, 2014, we received the August 31, 2013, audited financial statements of Mobicash America, Inc., and we closed the share exchange by acquiring Mobicash America, Inc. and through an amended Share Exchange Agreement (the “Amended Agreement”) we issued the 61,858 shares of Series A preferred stock to the shareholders of Mobicash America, Inc., d/b/a Quidme.

On April 3, 2015, Christopher Menya resigned as the Company’s Chief Technical Officer and as a Director.

On April 8, 2015, John De Puy was appointed as a member of the Company’s Board of Directors.

Our principal executive office is located at 3517 Camino Del Rio South, Suite 407. The telephone number at our principal executive office is (619) 537-9998. Our fiscal year end is August 31.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

As a result of the closing of the share exchange agreement with Mobicash America, Inc., Mobicash America, Inc., has become our wholly owned subsidiary and we now carry on the business of developing, producing, marketing and selling mobile electronic payment systems. Our company is in the development stage and has generated no revenues to date.

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

Business Prior to the Closing of the Share Exchange Agreement

The original objective of this corporation was to develop and distribute an organic clothing line designed for children and market these products primarily in the western states of the United States of America. We planned to be our clients’ premier source for designer clothes for infants and toddlers and to provide the right outfit at the right price. We intended to offer the latest fashions from some of the world’s top designers. Our plan was to negotiate a commission based on the sales with these designers. We also planned on licensing various clothing designs from designers and find the suitable suppliers and tailors to produce the clothing. There were no arrangements, agreements or understandings with any designer and there was no assurance that we would be able to secure any deal with any top designer.

Our business model was to be based on e-Commerce, using the internet as an expected means to lower overhead costs. We believed that this was going to be a way to compete against big retail chains.

We were unsuccessful in raising sufficient capital to implement our children’s natural clothing line. In the winter of 2013, prior management began analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder’s investment in our common shares. In that regard, our management began identifying and evaluating opportunities to acquire significant assets or businesses.

License Agreement

On May 15, 2014, the Company entered into a two (2) year License Agreement (the “License Agreement”) with IPIN Debit Network, Inc., a New Brunswick, Canada corporation (“IPIN”) for the use and distribution of IPIN’s technology, systems and products in the nature of electronic payments processing and its United States Letters Patents.

Under the terms of the License Agreement, IPIN granted to the Company and its sub-licensees, for the term of the License Agreement an exclusive, assignable, right and license to make, use, and sell the Intellectual Property in order to develop, implement, process, prepare and sell the Licensed Products using the Intellectual Property in certain countries (“the United States of America and its territories, The United Mexican States, Japan, and the Republic of South Korea”).. IPIN further granted to the Company and its sub-licensees, for the term of the License Agreement, a non-exclusive, assignable, right and license to make, use, and sell the Intellectual Property elsewhere..

As per the License Agreement, the Company provided IPIN with the opportunity to bid to provide front-end processing services to the Company, with the terms of providing such merchant processing services being subject to a separate agreement and are not included within the License Agreement.

Payments

Pursuant to the License Agreement, the Company was required to pay IPIN $250,000 in the following amounts according to the following schedule when IPIN achieved certain benchmarks:

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

vii.	$20,000 when IPIN successfully demonstrates the completed testing and deployment for in house participants applying the IPIN device Android app to the IPIN device for Apple IOS app, including testing and deployment.

b)	the Company agreed to pay to IPIN a royalty (the “Royalty”) based on the Company’s net sales of licensed products, as follows:

i.	Royalty rate is 5% of net sales;

ii.	The Royalty owed to IPIN shall be calculated on a monthly basis (the “Royalty Period”), and shall be payable no later than 45 days after the termination of the preceding monthly period;

iii.	For each Royalty Period, the Company shall provide IPIN with a written royalty statement;

iv.	‘Net Sales’ shall mean the Company’s actual cash collections from sales of Licensed Products; and,

c)	the Company agrees to issue to IPIN one million (1,000,000) shares of the Company’s restricted common stock, which shall be restricted from trading according to security law rules and regulations.

d)	IPIN agrees to issue to the Company one million (1,000,000) shares of IPIN’s restricted common stock, which shall be restricted from trading according to security law rules and regulations.

e)	no delay or failure of IPIN to meet any of the benchmarks enumerated in the above section b) shall reduce or limit any of the rights conveyed to the Company under section 1 of the License Agreement.

IPIN verbally notified the Company in October of 2015 of its intention to not complete the development of the technology pursuant to this license agreement. Accordingly, the Company does not anticipate having any sales generated from this technology. At August 31, 2015, the Company believes it has no further obligations owed pursuant to this license agreement.

Company Overview Subsequent to the Closing of the Share Exchange Agreement

The Company and its wholly owned subsidiaries, iPIN Technologies and Mobicash America, design, develop and plan to distribute software that enhances and enable payments. Based in San Diego, the Company has a growing portfolio of payment solutions including a mobile optimized FDIC-insured platform with the ability to facilitate on-demand payments, autopay, proximity payments and marketing, and a proprietary linked debit card. Our Platform additionally has 'white label' enterprise capabilities allowing for more opportunities. We anticipate earning revenues from the Platform during the second quarter of fiscal year 2016.

We will additionally deploy a prepaid card program and facilitate off Platform merchant services we call IFAN FinTech. We are positioned to transact nearly all merchant payment needs including mobile, e-commerce, merchant processing, split-funding, ACH, and EMV.

We will continue to explore opportunities to expand our product portfolio to meet the growing demands for consumer/merchant convenience, speed and security within the mobile commerce market. Products in development will combine the functionality of social media, e-commerce and banking with the broader conveniences of the mobile environment.

Products and Services

IFAN Platform

Our Platform offers an instantaneous method for processing transactions at rates that are less than the industry standards. The Platform’s proprietary design decentralizes the consumers’ card information and assures no customer information is ever provided to the merchant. All customers who enter the Platform are able to make purchases through mobile, online, or in-store while being better protected from the threat of card or identity theft at the point of sale. Our security process is triple encrypted, tokenized, and helps significantly reduce the risk of identity theft, fraudulent transactions, and counterfeit chargebacks. All transactions within the Platform are FDIC-insured.

The IFAN Platform has revolutionary functionality in that we have combined on-demand payments, autopay features, proximity services, local and long distance cash transfers, and split-payment capabilities. On the enterprise level, we can ‘white label’ the Platform, bringing the first to market fully optimized mobile solution for merchants with already installed customer bases. We give businesses the ability to create a fully custom mobile, online, and in-store commerce experience based on their customer needs. Our Platform is true integration from front-end to back-end and streamlines the transaction processes and reduces the time it takes merchants to receive funds.

On the consumer side, our Platform functions as a mobile wallet and allows users to purchase a wide range of goods and services using their mobile device instead of paying with cash, check, or credit card. In general terms, a mobile wallet is essentially a virtual card or collection of virtual cards that the cardholder stores electronically.

Our Platform is unique in that it automatically comes with an attached debit card allowing for customers to unload  funds from a card as well. The POWERTM by IFAN is the MasterCard debit card that is linked to the Platform account. The POWERTM card allows for users to instantly monetize any mobile funds on the Platform through a card transaction or ATM withdrawal.

On the business-to-business side we offer a white label version of the Platform. The enterprise solutions we offer are best-in-class white label mobile wallet and payment solutions, mobile banking products, and mobile commerce products. All of our white label Platform solutions come mobile optimized, PCI Compliant, and turnkey ready allowing businesses to get the most out of their mobile experience.

White label wallet options include:

Virtual Prepaid Debit, Rewards, and Loyalty Cards

●	Linked cards to the IFAN Platform account balance allowing consumers to swipe their IFAN issued POWERTM card and spend cash instantly

Peer-to-Peer Cash Transfers

●	Inter-Platform transfers between individuals with instant liquidity of funds Offers, Coupons, and Discounts

●	Distribution channel services where customers can redeem coupons, daily promotions/deals, discounts, and special offers

Proximity Based Services

●	Ability to create proximity and in-store offers, mobile commerce, and other time sensitive initiatives that are based on the customers location

Loyalty Programs

●	Centralized and simplified loyalty programs with granular reporting

Mobile Banking

●	Conveniences of traditional banking including bill pay, access to balance information, savings, account transfers, and electronic deposits

Ticketing

●	Ability to purchase and store any transaction that requires ticket validation including movies, concerts, sporting events, and public transportation

Post Purchase Organization

●	Storing and organizing customer receipts for mobile and in-store transactions where the merchant provides electronic receipt options

Personal Identification Credentials

●	Securely stored personal identification materials for use in correspondence with proximity services to validate the user’s identity for access to permitted locations

IFAN Prepaid Card Program

We offer a stand-alone prepaid card program that is completely regulatory compliant for businesses and consumers.

Through our strategic partnerships we will be able to facilitate:

●	Open Loop

●	Closed Loop

●	Network Branded Programs

●	Unbranded Programs

●	Anonymous Prepaid Programs

●	Personalized Cards

●	Non-Personalized Cards

●	Reloadable Cards

●	Non-Reloadable Cards

●	Virtual Prepaid Programs

●	Options for the Unbanked

IFAN FinTech

We additionally provide a range of traditional financial services for merchants separate from the Platform or using select features from it. We provide merchants with a direct connection to all of the major credit card associations without the hassle of intermediate connection points. With real-time flexibility of cross channel inventory and transaction services, we are able to eliminate much of the friction from customer interactions.

Through our array of FinTech services we are able to take the multi-vendor, confusing merchant processing experience and turn it into a single end-to-end simplified process. Additionally we have the ability to carry out a unique function called split-funding. Split-funding is a process where we, as the processor, IFAN, automatically splits the card sale between the business and the financing company, in lender situations, per the agreed upon portion. This service is critical for small and mid-sized business lenders in ensuring they receive their payments without being detrimental to the business they are lending too. Our method is seamless and easy to integrate and adds no additional processing time. The process offers advantages to the financing company by streamlining the repayment process with instant settlement and daily repayments.

IFAN FinTech capabilities include:

●	Traditional Merchant Processing

●	Multiple Gateways

●	Single Stack APIs

●	Split-Funding

●	ACH / EFT

●	EMV

●	Check Services

●	Non-IFAN Issued Prepaid Card Fund-loading

●	Business Intelligence Solutions

●	Recurring Payments

●	Secure Card Data Storage

●	Gift and Reward Cards

●	Merchant Loyalty Cards

●	Personal Finance / Asset Management

●	Money Transfer / Remittance

●	Peer-2-Peer Lending

●	Fraud Protection

●	Inventory Management

We will facilitate transactions under the FinTech label for online, traditional brick-and-mortar payments, and mobile brick-and-mortar payments. Online, our IFAN Payment Gateway will serve as a hosted gateway for payments with flexible checkout templates that can be integrated into the merchant’s mobile or e-commerce site via one of our IFAN white label enterprise solutions or implemented separately into an already existing mobile or e-commerce site. Our gateway will give merchants the ability to accept all major cards and meet all PCI regulations.

To facilitate better traditional POS transactions we will work with merchants and enhance their security by tokenization and point-to-point encryption. This is a process that helps to eliminate unnecessary hardware exchanges and software upgrades. Our solutions can be integrated into existing card readers or merchants can be issued a pre-coded terminal.

Keeping up with the evolution of technology and payments, we will facilitate the next evolution in mobile payments in brick-and-mortar stores. Our unique developing partnerships will help give us access to new payment technologies using proximity and beacons for payments. We are currently exploring options for complete solutions that integrate with our current services and enable proximity mobile payments through devices called beacons. These beacons would act as a gateway or bridge between the end user, with a mobile application, and the system of sale (POS) and bank trade.

The goals of integration with smart beacon technology would be to allow many payment deployment applications across mobile commerce integration and would offer several key advantages when partnered with our services:

●	Low or zero rate of exchange

●	Direct Vision (end to end) of the transaction

●	Descending support the current credit card systems

●	Multiple methods in proximity (QR Code, NFC, Wi - Fi, Bluetooth) unit

●	POS interface integrated and open through the CDC standard connector (USB)

●	Assumable investment costs in hardware

●	Compatible on all mobile platforms (iOS, Android, Windows)

●	Without VISA / MASTERCARD Platform

●	Multiple Connections (BLE, WIFI, NFC, QR)

Intellectual Property

We will rely on a combination of patent, trademark, licenses, copyright laws and trade secret protection in the United States, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our products and services.

Provisional Patents

Two provisional patents related to our technology have been filed, Provisional Patent numbers: 61949773 and 61949780. They provide for the following:

●	Omni-cart or Omni-web checkout – An innovation providing an online shopper purchasing merchandise from several sites the ability to pay for all purchases from one checkout screen by entering his/her phone number; and,

●	Ubiquitous SMS based money transfer - Peer-to-peer money transfer independent of phone type, network carrier or owning a bank account

Government Regulation

Compliance with legal and regulatory requirements is a highly complex and integral part of our day-to-day operations. Our products and services are generally subject to federal, state and local laws and regulations, including:

●	anti-money laundering laws;

●	money transfer and payment instrument licensing regulations;

●	escheatment laws;

●	privacy and information safeguard laws;

●	banking regulations; and

●	consumer protection laws.

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

Anti-Money Laundering Laws

Our products and services are generally subject to federal anti-money laundering laws, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, and similar state laws. On an ongoing basis, these laws require us, among other things, to:

●	report large cash transactions and suspicious activity;

●	screen transactions against the U.S. government’s watch-lists, such as the Specially Designated Nationals and Blocked Persons List maintained by the Office of Foreign Assets Control;

●	prevent the processing of transactions to or from certain countries, individuals, nationals and entities;

●	identify the dollar amounts loaded or transferred at any one time or over specified periods of time, which requires the aggregation of information over multiple transactions;

●	gather and, in certain circumstances, report customer information;

●	comply with consumer disclosure requirements; and

●	register or obtain licenses with state and federal agencies in the United States and seek registration of our retail distributors and network acceptance members when necessary.

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

Money Transmitter Licensing Regulations

We will be subject to money transmitter licensing regulations. We will have to obtain licenses to operate as a money transmitter in 39 states, Puerto Rico and Washington, D.C. The remaining U.S. jurisdictions either do not currently regulate money transmitters or have rendered a regulatory determination or a legal interpretation that the money services laws of that jurisdiction do not require us to obtain a license in connection with the conduct of our business. As a licensee, we are subject to certain restrictions and requirements, including reporting, net worth and surety bonding requirements and requirements for regulatory approval of controlling stockholders, agent locations and consumer forms and disclosures. We are also subject to inspection by the regulators in the jurisdictions in which we are licensed, many of which conduct regular examinations.

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

In order to permit the direct deposit of federal benefits and other federal funds to our products, we will comply with the requirements of the Electronic Fund Transfer Act of the Federal Reserve Board, or Regulation E, as they relate to payroll cards, including disclosure of the terms of our electronic fund transfer services to consumers prior to their use of the service, 21 days’ advance notice of material changes, specific error resolution procedures and timetables, and limits on customer liability for transactions that are not authorized by the consumer.

In June 2011, the Consumer Financial Protection Bureau, or CFPB, issued a notice and request for comment on defining what kinds of companies should be included as “larger participants” for its nonbank supervision program. The CFPB subsequently published its first “larger participant” proposed rule, in February 2012, defining nonbank “larger participants” as entities engaged in consumer debt collection and consumer reporting. The CFPB published final rules regarding “larger participants” engaged in consumer reporting and consumer debt collection in, respectively, July 2012 and October 2012. Although the CFPB did not include prepaid card issuers in these rules, the CFPB may take actions in the future, including other rulemakings that subject us or our products and services to its oversight and regulation.

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

Employees

J. Christopher Mizer is an officer and director of the Company who serves on a full-time basis. Steve Scholl is also an officer and director of the Company and works on a full-time basis. Other than our officers and directors, we currently have two employees. None of the employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with the employees to be good.

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

An investment in the Company’s common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company’s common stock. If any of the following risks actually occurs, the Company’s business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the trading price of the Company’s common stock could decline, and one could lose all or part of one’s investment. One should also refer to the other information set forth in this report, including the Company’s consolidated financial statements and the related notes.

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

We have yet to establish any history of profitable operations and, as at August 31, 2015, have incurred net losses of $2,459,989 since the Company’s inception. Our current business operations began in 2014, and have resulted in net losses in each year. Our profitability will require sales of our services and increased awareness of our brand. We may not be able to ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditor added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2015 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the year ended August 31, 2015, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

Our operating results may fluctuate in the future, which could cause our stock price to decline.

Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our common stock, the trading price of our common stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:

●	the timing and volume of purchases, use and reloads of our prepaid cards and related products and services;

●	the timing and success of new product or service introductions by us or our competitors;

●	seasonality in the purchase or use of our products and services;

●	reductions in the level of interchange rates that can be charged;

●	fluctuations in customer retention rates;

●	changes in the mix of products and services that we sell;

●	changes in the mix of retail distributors through which we sell our products and services;

●	the timing of commencement of new product development and initiatives that cause us to expand into new distribution channels, and the timing of costs of existing product roll-outs to new retail distributors and the length of time we must invest in those new products, channels or retail distributors before they generate material operating revenues;

●	our ability to obtain timely regulatory approval for strategic initiatives;

●	changes in our or our competitors’ pricing policies or sales terms;

●	significant changes in our risk policies and controls;

●	the timing of costs related to fraud losses;

●	the timing of commencement and termination of major advertising campaigns;

●	the timing of costs related to the development or acquisition of complementary businesses;

●	the timing of costs of any major litigation to which we are a party;

●	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure, including our investments in a processing solution to eventually replace our current processing services provider;

●	accounting charges related to impairment of capitalized internal-use software, intangible assets and goodwill;

●	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

●	changes in the political or regulatory environment affecting the banking or electronic payments industries generally or prepaid financial services specifically.

Our inability to complete our future research and development and engineering projects in a timely manner could have a material adverse effect of our results of operations, financial condition and cash flows.

If our research and development projects are not completed in a timely fashion we could experience:

●	substantial additional cost to obtain a marketable product;

●	additional competition resulting from competitors in the electronic payment industry, and;

●	delay in obtaining future inflow of cash from financing or partnership activities.

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

We have not achieved revenues and have limited tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the development stage. Our success is significantly dependent on the successful research and development of our planned products, which cannot be guaranteed. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to complete the research and development of our products and operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

We may become involved in future litigation, which may result in substantial expense and may divert our attention from the implementation of our business strategy.

We believe that the success of our business depends, in part, on obtaining intellectual property protection for our products, defending our intellectual property once obtained and preserving our trade secrets. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense and diversion of our attention from our business, and may not adequately protect our intellectual property rights.

In addition, third parties who claim that our products infringe the intellectual property rights of others may sue us. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether valid or not, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a material adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

●	cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

●	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

●	redesign our products, which would be costly and time-consuming.

Any future litigation against us could be costly and time-consuming to defend and could have a material adverse effect on our business, financial condition and results of operations.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition, and operating results. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our stock. Additionally, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our potential insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract officers and directors.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the Over-The-Counter Bulletin Board quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

●	variations in our operating results;

●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

●	changes in operating and stock price performance of other companies in our industry;

●	additions or departures of key personnel; and

●	future sales of our common stock.

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

The market for our common stock may be characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of August 31, 2105 we neither owned nor leased any real property. Our primary address is 5694 Mission Center Rd suite 602-660. Office space is additionally provided by our Chief Executive Officer at no charge to the company. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

In September of 2015, the Company began legal proceedings against certain former officers, owners and shareholders of Mobicash, in connection with the acquisition of Mobicash by the Company. It is not possible at this time to predict the timing or outcome of this dispute. It is the Company’s contention that the officers and owners of Mobicash misrepresented the state of the Mobicash assets and products, as well as participated in manipulative and inappropriate accounting procedures. The former management claimed approximately $379,000 of compensation and other expenses that was not disclosed to the Company as of the date of acquisition. The Company does not believe it owes these liabilities. However, as of August 31, 2015 the Company has recorded these obligations as a contingency.

Other than the foregoing, as of the date of this report we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Markets under the trading symbol “IFAN”. We cannot assure you that there will be a market in the future for our common stock.

OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted since October 30, 2013, trading under the symbol “IFAN”. Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Markets since September 1, 2013 based on our fiscal year end August 31. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended August 31,	Period	High	Low
2014	First Quarter	nil	nil
	Second Quarter	nil	nil
	Third Quarter	nil	nil
	Fourth Quarter	2.00	1.60

2015	First Quarter	0.61	0.10
	Second Quarter	0.89	0.39
	Third Quarter	0.32	0.10
	Fourth Quarter	0.12	0.07

Our independent stock transfer agent is VStock Transfer LLC. Their mailing address is 18 Lafayette Place, Woodmere, NY 11598 and the phone number is (212) 828.8436.

Record Holders

As of August 31, 2015, there were 84,486,774 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 22 holders of record, based on information provided by our transfer agent.

As of August 31, 2015, there were 961,858 shares of the registrant’s $0.001 par value Series A Preferred stock issued and outstanding, which are owned by approximately 14 holders of record, based on information provided by the Company.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

●	a toll-free telephone number for inquiries on disciplinary actions;

●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and,

●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Description of Registrant’s Securities

We are authorized to issue up to 800,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 shares of preferred stock, par value of $0.001. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. Our bylaws provide that any vacancy occurring in the board of directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the board of directors. Stockholders do not have pre-emptive rights to purchase shares in any future issuance of our common stock .

Series A Preferred Stock

On May 8, 2014 we designated 1,000,000 shares out of our 10,000,000 shares of preferred stock authorized as Series A Preferred Stock. The terms of our Series A Preferred Stock, include the right to vote in aggregate, on all shareholder matters equal to 700 votes per share of Series A Preferred Stock and each Series A Preferred Stock share is convertible into shares of our common stock at a conversion rate of 700 shares of common stock for each one (1) share of Series A Preferred Stock.

Common stock

During the year ended August 31, 2015, the Company received $36,600 of cash proceeds pursuant to subscription agreements with third parties to purchase the common stock of the Company for $0.25 per share. During the year ended August 31, 2015, the Company has issued 128,200 shares of common stock pursuant to these subscription agreements. As of August 31, 2015, the Company has recorded a common stock payable of $4,550 as the Company has an obligation to issue the remaining 18,000 shares of common stock pursuant to the subscription agreements.

During the year ended August 31, 2015, the Company received $250,000 of cash proceeds pursuant to a subscription agreement with an investor to purchase common stock of the Company for $0.27 per share and an equal number of warrants. As of May 31, 2015, the Company has recorded a common stock payable of $250,000 related to its obligation to issue 925,926 shares of the Company’s common stock.

During the year ended August 31, 2015, the Company issued 3,398,554 shares of common stock for services. The Company recorded stock-based compensation expense of $1,425,111 based on the grant date fair value of the common stock of the Company on the issuance dates.

During January 2015, the Company issued 1,000,000 shares of the Company’s common stock valued at $164,521 to IPIN which had been recorded as common stock payable at August 31, 2014.

Equity line of Credit

During May 2015, the Company entered into a Securities Purchase Agreement (the “Equity Line Agreement”) with SBI Investments, LLC (“SBII”), pursuant to which the Company may issue and sell to SBII $2,000,000 of the Company’s registered common stock (the “Shares”).  The aggregate maximum amount of all purchases that SBII shall be obligated to make under the Equity Line Agreement shall not exceed $2,000,000.  The purchase price for the Shares to be paid by SBII shall be eighty percent (80%) of the average of the three (3) lowest closing daily prices of the Company’s common stock during the five (5) consecutive trading days prior to the date of the draw down notice from the Company to SBII or eighty five percent (85%) of the price on the fifth trading day of the draw down pricing period.

The Company did not sell any shares pursuant to the Equity Line Agreement during the year ended August 31, 2015.

Preferred stock

The Company issued 61,858 shares of Series A preferred stock convertible into common stock of the Company as consideration for the acquisition of Mobicash.

Warrants, Options and Convertible Securities

Pursuant to a subscription agreement with an investor to purchase the Company’s common stock at $0.27 per share, the Company also issued warrants to the investor to purchase 925,926 shares of the Company’s common stock with a $1.00 exercise price. The warrants expire on December 31, 2015. The Company determined the fair value of the warrants as of their issuance dates using the following inputs; 1-year term; 152% volatility; 1% risk free rate; $0 dividends and determined the fair value was approximately $246,000.

Pursuant to a Secured Promissory Note Agreement, the Company issued 500,000 warrants with a $0.50 exercise price to the lender. The Company determined the relative fair value of the warrants as of their issuance date using the following inputs; 3-year term; 141% -145% volatility; 1% risk free rate; $0 dividends and determined the fair value was $27,636, which the Company recorded as debt discount.

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted average remaining contractual life (years)
Outstanding at August 31, 2014	-	$-	$-	-
Granted	1,425,926	0.82	-	1.70
Exercised		-
Expired	-	-
Outstanding and exercisable at August 31, 2015	1,425,926	$0.82	$-	1.70

As of August 31, 2015, the Company has 1,425,926 warrants issued and outstanding, as follows:

(a)	925,926 Warrants which are exercisable for the purchase price of $1.00 per warrant and are exercisable for 12 months after issuance.

(b)	500,000 Warrants which are exercisable for the purchase price of $0.50 per warrant and are exercisable for 36 months after issuance.

As promptly as reasonably possible after each exercise of the purchase rights represented by a Warrant, the Company shall deliver to the relevant holder thereof (each, a “Warrant Holder”) a certificate representing the Common Shares so purchased (or such will be electronically delivered to the Warrant Holder if such Warrant is held in electronic form) and, unless such Warrant has been fully exercised, expired or redeemed, a new Warrant Certificate (or such will be electronically delivered to the Warrant Holder if such Warrant is held in electronic form) representing the balance of the Common Shares subject to such Warrant. Warrant Holders do not have any voting or other rights as a stockholder of our Company by virtue of being a Warrant Holder. The person entitled to receive the Common Shares issuable upon any exercise of the purchase rights represented by the Warrants, shall be treated for all purposes as the holder of such Common Shares of record as of the close of business on the date of exercise. The Warrants may be exercised only for whole Common Shares.

The Warrants are transferrable and a Warrant Holder may transfer all or part of the Warrants (but no fractional Warrants) at any time on the books of the Company upon surrender of the Warrant Certificate(s), properly endorsed. Upon such surrender, the Company shall issue and deliver to the transferee a new Warrant Certificate representing the Warrants so transferred (or such will be electronically delivered to the Warrant Holder if such Warrant is held in electronic form). Upon any partial transfer, the Company shall issue and deliver to the Warrant Holder a new Warrant Certificate representing the Warrants not so transferred.

During the period within which the Warrants may be exercised, the Company shall at all times have authorized and reserved for issuance enough Common Shares for the full exercise of the purchase rights represented by the then unexercised Warrants. If the Company dissolves, liquidates or winds up its business before the exercise, expiration or redemption of the Warrants, any Warrant Holder shall be entitled, upon exercising its Warrants, to receive in lieu of the Common Shares receivable upon such exercise, the same kind and amount of assets as would have been issued, distributed or paid to such Warrant Holder upon any such dissolution, liquidation or winding up with respect to such Common Shares, had such Warrant Holder been the holder of record on the record date for the determination of those entitled to receive any such liquidating distribution or, if no record is taken, upon the date of such liquidating distribution. The Company shall pay all issue and other taxes that may be payable in respect of any issue or delivery of Common Shares upon the exercise of Warrants. The Warrants are governed by and shall be construed and enforced in accordance with the laws of the State of Nevada.

Recent Sales of Unregistered Securities:

During the year ended August 31, 2015, the Company received $36,600 of cash proceeds pursuant to subscription agreements with third parties to purchase the common stock of the Company for $0.25 per share. During the year ended August 31, 2015, the Company issued 128,200 shares of common stock pursuant to these subscription agreements. As of August 31, 2015, the Company has recorded a common stock payable of $4,550 as the Company has an obligation to issue the remaining 18,000 shares of common stock pursuant to the subscription agreements.

During the year ended August 31, 2015, the Company received $250,000 of cash proceeds pursuant to a subscription agreement with an investor to purchase common stock of the Company for $0.27 per share and an equal number of warrants. As of August 31, 2015, the Company has recorded a common stock payable of $250,000 related to its obligation to issue 925,926 shares of the Company’s common stock.

During the year ended August 31, 2015, the Company issued 3,398,554 shares of common stock for services. The Company recorded stock-based compensation expense of $1,425,111 based on the grant date fair value of the common stock of the Company on the issuance dates.

During January 2015, the Company issued 1,000,000 shares of the Company’s common stock valued at $164,521 to IPIN which were recorded as common stock payable at August 31, 2014.

All of the above offerings and sales were deemed to be exempt under Rule 903 of Regulation S, Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, and transfer was restricted by IFAN Financial, Inc., in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the purchasers in the Regulation S offering were not US persons as defined in Regulation S. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

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

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2015.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Results for the Fiscal Year Ended August 31, 2015 Compared to the Fiscal Year Ended August 31, 2014

Revenues:

The Company has generated no revenues since its inception.

Expenses:

General and administrative expenses for the fiscal years ended August 31, 2015 and 2014 were $1,970,901 and $42,798, respectively. General and administrative expenses consisted primarily of stock-based compensation, consulting fees, professional fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to increased corporate activity as a result of the acquisition of Mobicash and stock-based compensation. The Company incurred $186,068 and $0 of research and development expense during the year ended August 31, 2015 and 2014, respectively. During the year ended August 31, 2015 and 2014, the Company recorded license fee impairment of $28,000 and $0, respectively. During the year ended August 31, 2015, the Company recorded impairment expenses of $164,521 in relation to the impairment of the Company’s investment in IPIN common stock.

Net Loss:

Net loss for the fiscal year ended August 31, 2015 was $2,376,138 compared with a net loss of $41,798 for the year ended August 31, 2014. The increased net loss is largely due to cost related to share-based compensation, impairment expenses and costs incurred subsequent to the acquisition of Mobicash.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

Working Capital

	August 31, 2015	August 31, 2014
Current Assets	$146,607	$86,620
Current Liabilities	$1,447,015	$310,708
Working Capital Deficit	$(1,300,408)	$(224,088)

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by shareholders, management, and investors through capital investment and borrowing funds.

As of August 31, 2015, total current liabilities were $1,447,607, which consisted of notes payable, accrued expenses and accounts payable and common stock payable.

Cash Flows

	Year Ended
	August 31, 2015	August 31, 2014
Cash flows used in operating activities	$(595,003)	$(92,493)
Cash flows used in investing activities	(172,500)	(10,000)
Cash flows from financing activities	905,349	151,138
Net increase (decrease) in cash during period	$137,846	$(1,355)

Cash flows from Operating Activities

During the year ended August 31, 2015, cash used in operating activities was $595,003 compared to $92,493 for the year ended August 31, 2014. The increase in the amounts of cash used for operating activities was primarily due to more operating expenses incurred by the Company.

Cash flows from Investing Activities

During the year ended August 31, 2015 cash used in investing activities was $172,500 compared to $10,000 for the year ended August 31, 2014. During the year ended August 31, 2015, the Company invested $100,000 in a convertible note receivable with a third party. The third party is a strategic partner who has agreed to adopt the Platform and assist in commercialization. The Company also invested $62,500 in software development and $10,000 in a license agreement.

Cash flows from Financing Activities

During the year ended August 31, 2015, cash provided by financing activities was $905,349 compared to $151,138 for the year ended August 31, 2014. The increase in cash provided by financing activities is due to receiving proceeds for the sale of common stock and warrants, third party borrowings, and advances from related parties.

Secured Promissory Note Agreement

On May 28, 2015, the Company and SBI Investments, LLC (“SBII”), completed a financing transaction that consisted of a Securities Purchase Agreement (the “SPA”), Two Secured Promissory Notes (the “Notes”), Stock Pledge Agreement (the “Pledge”), and Warrant Agreement, pursuant to which SBII has agreed to loan to the Company an aggregate of $550,000. The first note for $275,000 was issued by the Company on May 28, 2015 pursuant to the SPA and is due and payable on May 28, 2016 and accrues interest at 10% per annum payable at three, six and nine months from the issuance date. The second note for $275,000 was issued on July 15, 2015 and payable on May 28, 2016, and accrues interest at 10% per annum payable at three, six and nine months from the issuance date. Pursuant to the Pledge, the Company’s CEO and CFO pledged 11,000,000 shares of their restricted common stock to guarantee payment of the Notes issued pursuant to the SPA.

In connection with the issuance of the $550,000 of notes payable, the Company received cash proceeds of $482,500 and recorded a debt discount of $67,500 for the difference between the face value of the note and the cash proceeds. The Company also issued the lender 500,000 warrants in connection with the issuance of this debt with an exercise price of $0.50 per share and a term of 3 years. The Company determined the relative fair value of the warrants as of their issuance date using the following inputs; 3-year term; 141% - 145% volatility; 1% risk free rate; $0 dividends and determined the fair value was $27,636, which the Company recorded as debt discount

Equity Line Agreement and Registration Rights Agreement with SBI Investments, LLC.

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

August 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IFAN Financial, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheet of IFAN Financial, Inc. as of August 31, 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IFAN Financial, Inc. as of August 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

December 15, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors

IFAN Financial, Inc.

San Diego, California

We have audited the accompanying balance sheet of IFAN Financial, Inc. as of August 31, 2014 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IFAN Financial, Inc. as of August 31, 2014 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kyle L. Tingle, CPA, LLC

December 2, 2014

Las Vegas, Nevada

IFAN Financial, Inc.

CONSOLIDATED BALANCE SHEETS

	August 31, 2015	August 31, 2014
CURRENT ASSETS
Cash	$137,846	$-
Prepaid expenses	8,761	56,620
Advance	-	30,000
TOTAL CURRENT ASSETS	146,607	86,620

Fixed assets, net	2,002	-
Software assets	4,766,764	-
Note receivable	100,000	-
Investments	-	164,521
License agreement, net	-	30,000
Other assets	5,315	-
TOTAL ASSETS	$5,020,688	$281,141

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$55,015	$-
Accrued liabilities – Mobicash	379,135	-
Due to related party	282,436	146,187
Short term notes payable, net of discount of $79,121 and $0, respectively	475,879	-
Common stock payable	254,550	164,521
TOTAL CURRENT LIABILITIES	1,447,015	310,708

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 961,858 and 900,000 issued and outstanding, respectively	962	900
Common stock, $0.001 par value, 800,000,000 shares authorized, 84,486,774 and 79,960,020 shares issued and outstanding, respectively	84,487	79,960
Additional paid-in capital (deficit)	5,948,213	(26,576)
Accumulated deficit	(2,459,989)	(83,851)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,573,673	(29,567)
TOTAL LIABLITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,020,688	$281,141

The accompanying notes are an integral part of these consolidated financial statements.

IFAN Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	ended	ended
	August 31, 2015	August 31, 2014
REVENUE

Revenues	$-	$-

OPERATING EXPENSES

Research and development	186,068	-
Selling, general and administrative	1,970,901	42,798
Impairment expense - license	28,000	-
Impairment expense - investment	164,521	-
Total operating expenses	2,349,490	42,798

Interest expense	28,193	-
Interest income	(1,545)	(1,000)

NET LOSS	$(2,376,138)	$(41,798)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	82,483,039	715,674,059

The accompanying notes are an integral part of these consolidated financial statements.

IFAN Financial, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended August 31, 2015 and 2014

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total

Balance, August 31, 2013	-	$-	1,027,044,200	$1,027,044	$(1,014,572)	$(42,053)	$(29,581)

Shares cancelled for preferred shares	900,000	900	(947,084,180)	(947,084)	946,184	-	-

Contributed capital	-	-	-	-	41,812	-	41,812

Deemed dividend for beneficial conversion feature of preferred stock	-	-	-	-	-	1,750,161	1,750,161

Net loss	-	-	-	-	-	(1,791,959)	(1,791,959)

Balance, August 31, 2014	900,000	$900	79,960,020	$79,960	$(26,576)	$(83,851)	$(29,567)

Relative fair value of warrants issued with notes payable	-	-	-	-	27,636	-	27,636
Shares issued for acquisition of Mobicash	61,858	62	-	-	4,329,998	-	4,330,060
Issuance of common stock to IPIN	-	-	1,000,000	1,000	163,521	-	164,521
Issuance of common stock for cash	-	-	128,200	128	31,922	-	32,050
Stock-based compensation	-	-	3,398,554	3,399	1,421,712	-	1,425,111
Net loss	-	-	-	-	-	(2,376,138)	(2,376,138)

Balance, August 31, 2015	961,858	$962	84,486,774	$84,487	$5,948,213	$(2,459,989)	$3,573,673

The accompanying notes are an integral part of these consolidated financial statements.

IFAN Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	ended	ended
	August 31, 2015	August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,376,138)	$(41,798)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation expense	2,772	-
Amortization of debt discount	16,015	-
Amortization of license agreement	22,000	-
Impairment expense on license agreement	28,000	-
Impairment expense on investment	164,521	-
Stock-based compensation	1,425,111	-
Change in operating assets and liabilities:
Prepaid expenses	37,859	(56,620)
Other assets	24,685	-
Accounts payable and accrued expenses	55,015	5,925
Accrued liabilities - Mobicash	5,157	-
NET CASH USED IN OPERATING ACTIVITIES	(595,003)	(92,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Mobicash America, Inc.	-	(30,000)
Investment in convertible note receivable	(100,000)	-
Payments for license	(10,000)	(30,000)
Payments for software development costs	(62,500)	-
NET CASH USED IN INVESTING ACTIVITIES	(172,500)	(60,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	286,600	-
Proceeds from related party payables	208,249	151,138
Payments of related party advances	(72,000)	-
Proceeds from notes payable	482,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	905,349	151,138

NET INCREASE (DECREASE) IN CASH	137,846	(1,355)

CASH, BEGINNING OF PERIOD	-	1,355

CASH, END OF PERIOD	$137,846	$-

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued to IPIN for common stock payable	$164,521	$-
Preferred stock issued for acquisition of Mobicash	$4,330,060	$-
Reclassification of prepaid expense to license agreement, net	$10,000	$-
Relative fair value of warrants issued as debt discount	$27,636	$-
Debt discount	$67,500	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IFAN Financial, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015

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

The Company and its wholly owned subsidiaries, iPIN Technologies, Inc. and Mobicash America, Inc., design, develop and distribute software that enhances and enable payments. Based in San Diego, the Company has a growing portfolio of solutions including a mobile optimized FDIC insured platform with the ability to facilitate on-demand payments, autopay, proximity payments and marketing, and a proprietary linked debit card. Our Platform additionally has ‘white label’ enterprise capabilities allowing for more opportunities. We will additionally deploy a prepaid card program and facilitate off Platform merchant services we call IFAN FinTech. We are positioned to transact nearly all merchant payment needs including mobile, e-commerce, merchant processing, split-funding, ACH, and EMV.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MobiCash America, Inc. and iPIN Technologies, Inc. Intercompany balances are eliminated upon consolidation.

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

Basic and Diluted Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company incurred a net loss during the years ended August 31, 2015 and 2014, respectively, diluted loss excludes all potential common shares from diluted loss per share. At August 31, 2015 and August 31, 2014, the Company had 673,300,600 and 630,000,000, respectively, potentially issuable shares upon the conversion of Series A preferred stock into common stock. At August 31, 2015 and August 31, 2014, the Company had 1,175,926 and 0, respectively, of potentially issuable shares upon the conversion of warrants into common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Property and Equipment

Computers and equipment are stated at cost and depreciated using the straight-line method over the two-year estimated useful lives of the assets.

Software

The Company capitalized certain software totaling $4,766,764 and $0 during the years ending August 31, 2015 and 2014, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and is expected to be four years and was placed into service on September 1, 2015.

Investments

Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included in stockholders’ equity.

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, over the vesting or service period, as applicable, of the stock award using the straight-line method.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Fair Value Measurements

As defined in FASB ASC Topic No. 820 – 10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models. Level 3 instruments include derivative warrant instruments. The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

As required by FASB ASC Topic No. 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Subsequent Events

The Company has evaluated all transactions from August 31, 2015 through the financial statement issuance date for disclosure consideration.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 – ACQUISITION OF MOBICASH

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

The acquisition was accounted for as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at their respective fair values at the date of acquisition. The amounts related to the acquisition were allocated to the assets acquired and the liabilities assumed on the date of acquisition as follows:

October 3, 2014
Total consideration paid	$4,330,060

Software assets	4,704,264
Fixed assets	4,774
Total assets acquired	4,709,038

Accounts payable and accrued liabilities	373,978
Note payable	5,000
Total liabilities assumed	378,978

Unaudited Pro forma information

The following (unaudited) pro forma consolidated results of operations has been prepared as if the acquisition of Mobicash occurred on September 1, 2013:

August 31, 2014
Revenues	$-
Net loss	$(487,187)
Net loss per share – basic and diluted	$(0.00)
Weighted average shares outstanding	758,974,659

The following (unaudited) pro forma balance sheet has been prepared as if the acquisition of Mobicash occurred on September 1, 2013:

August 31, 2014
Total current assets	$101,091
Total long-term assets	$169,295
Total current liabilities	$650,784
Total long-term liabilities	$5,000

The Company evaluated the investment in the software assets acquired in the Mobicash acquisition for recoverability at August 31, 2015 and concluded that no impairment was necessary.

NOTE 5 – NOTE RECEIVABLE

During July 2015, the Company purchased a $100,000 convertible promissory note from a third party (the “Investee”). The note bears interest at 6% per annum. All unpaid interest and principal shall be due and payable to the Company on or after May 29, 2017. In the event the Investee issues or sells shares of its equity securities to investors on or before May 29, 2017 with total proceeds of not less than $2,000,000 (excluding the conversion of notes), then the Company’s $100,000 investment and any unpaid accrued interest shall automatically convert into such equity securities of the Investee at a conversion price as defined in the convertible promissory note agreement. During the year ended August 31, 2015, the Company recorded interest income of $1,545 on this investment.

NOTE 6 – INVESTMENT

During the year ended August 31, 2014, the Company received 1,000,000 shares of common stock in IPIN Debit Network, Inc., which the Company recorded as an investment of $164,521. During the year ended August 31, 2015, the Company fully impaired this investment.

NOTE 7 – LICENSE AGREEMENT

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

In connection with the License Agreement, the Company was required to issue 1,000,000 shares of the Company’s common stock to IPIN and IPIN was required to issue 1,000,000 shares of IPIN common stock to the Company. The Company was issued the IPIN common stock during the year ended August 31, 2014 and recorded the estimated fair value of the IPIN common stock of $164,521 as an investment and recorded a corresponding common stock payable. The 1,000,000 shares of common stock of the Company were issued to IPIN on January 5, 2015. The Company recorded an impairment of $164,521 for its investment in IPIN common stock during year ended August 31, 2015 .

Pursuant to the License Agreement, the Company was required to pay $250,000 to IPIN in the following amounts upon achieving the following benchmarks:

a)	$10,000 upon execution of the License Agreement (“Benchmark A”);

b)	$20,000 when IPIN successfully demonstrates the integration, publishing design, and onboarding screens of its technology with the Android application package file (“Benchmark B”);

c)	$20,000 when IPIN successfully integrates the Android app with the IPIN device as demonstrated by transferring the transaction details to the app after a card swipe occurs (“Benchmark C”);

d)	$60,000 when IPIN successfully demonstrates a card transaction including posting the status to the merchant call back uniform resource locator (“Benchmark D”);

e)	$60,000 when IPIN successfully demonstrates a front end data base set up that enables an IPIN device user to affect an IPIN device transaction (“Benchmark E”);

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

During the year ended August 31, 2014, the Company pre-paid IPIN $66,620 at the inception of the License Agreement, which the Company recorded as prepaid expense. The Company achieved Benchmarks A and Benchmark B during the year ended August 31, 2014 and applied $10,000 of its prepaid expense against the milestone payments and paid IPIN $20,000 and classified these amounts ($30,000 in aggregate) as license asset in the consolidated balance sheet.

During the year ended August 31, 2015, the Company paid IPIN $10,000 in connection with achieving Benchmark C and applied $10,000 of its prepaid expense toward the benchmark obligation and classified these amounts ($22,000 in aggregate) as license asset in the consolidated balance sheet. During the year ended August 31, 2015, the Company and IPIN abandoned the agreement and the Company expensed the remainder of the prepaid expense ($46,620) attributable to this agreement. During the year ended August 31, 2015, the Company recorded amortization expense of $22,000 on the license agreement, then recorded an impairment expense of $28,000 upon abandoning the agreement. IPIN has ceased developing the technology pursuant to the license agreement.

 NOTE 8 – FIXED ASSETS

The Company’s fixed assets consist of used computer equipment acquired in connection with the acquisition of Mobicash and have a remaining estimated useful life of one year. Property and equipment consist of the following:

	August 31, 2015	August 31, 2014
Computer and Equipment	$4,774	$-
Less accumulated depreciation	(2,772)	-
Total	$2,002	$-

The Company recorded depreciation expense of $12,251 and $0 during the years ended August 31, 2015 and 2014, respectively.

NOTE 9 – NOTES PAYABLE

The Company has a $5,000 note payable to an individual due in November 2015. The note bears interest at 10% per annum and is past due.

Secured Promissory Note Agreement

On May 28, 2015, the Company and SBI Investments, LLC (“SBII”), completed a financing transaction that consisted of a Securities Purchase Agreement (the “SPA”), Two Secured Promissory Notes (the “Notes”), Stock Pledge Agreement (the “Pledge”), and Warrant Agreement, pursuant to which SBII agreed to loan the Company an aggregate of $550,000. The first note for $275,000 was issued by the Company on May 28, 2015 pursuant to the SPA and is due and payable on May 28, 2016 and accrues interest at 10% per annum payable at three, six and nine months from the issuance date. The second note for $275,000 was issued on July 15, 2015 and payable on May 28, 2016, and accrues interest at 10% per annum payable at three, six and nine months from the issuance date. Pursuant to the Pledge, the Company’s CEO and CFO pledged 11,000,000 shares in the aggregate of their restricted common stock to guarantee payment of the Notes issued pursuant to the SPA.

In connection with the issuance of the $550,000 of notes payable, the Company received cash proceeds of $482,500 and recorded a debt discount of $67,500 for the difference between the face value of the note and the cash proceeds. The Company also issued the lender 500,000 warrants in connection with the issuance of this debt with an exercise price of $0.50 per share and a term of 3 years. The Company determined the relative fair value of the warrants as of their issuance date using the following inputs; 3-year term; 141% - 145% volatility; 1% risk free rate; $0 dividends and determined the fair value was $27,636, which the Company recorded as debt discount.

During the year ended August 31, 2015, the Company recognized $16,015 of amortization expense and have $79,121 in unamortized debt issuance costs as of August 31, 2015.

NOTE 10 – EQUITY

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

Common stock

During the year ended August 31, 2015, the Company received $36,600 of cash proceeds pursuant to subscription agreements with third parties to purchase the common stock of the Company for $0.25 per share. During the year ended August 31, 2015, the Company has issued 128,200 shares of common stock pursuant to these subscription agreements. As of August 31, 2015, the Company has recorded a common stock payable of $4,550 as the Company has an obligation to issue the remaining 18,000 shares of common stock pursuant to the subscription agreements.

During the year ended August 31, 2015, the Company received $250,000 of cash proceeds pursuant to a subscription agreement with an investor to purchase common stock of the Company for $0.27 per share and an equal number of warrants. As of August 31, 2015, the Company has recorded a common stock payable of $250,000 related to its obligation to issue 925,926 shares of the Company’s common stock. See Warrants below.

During the year ended August 31, 2015, the Company issued 3,398,554 shares of common stock for services. The Company recorded stock-based compensation expense of $1,425,111 based on the grant date fair value of the common stock of the Company on the issuance dates.

During the year ended August 31, 2015, the Company issued 1,000,000 shares of the Company’s common stock valued at $164,521 to IPIN which were recorded as common stock payable at August 31, 2014. The 1,000,000 shares were issued in January 2015.

Equity line of Credit

During May 2015, the Company entered into a second Securities Purchase Agreement (the “Equity Line Agreement”) with SBII, pursuant to which the Company may issue and sell to SBII $2,000,000 of the Company’s common stock (the “Shares”) subject to a registration rights agreement. The aggregate maximum amount of all purchases that SBII shall be obligated to make under the Equity Line Agreement shall not exceed $2,000,000. The purchase price for the Shares to be paid by SBII shall be eighty percent (80%) of the average of the three (3) lowest closing daily prices of the Company’s common stock during the five (5) consecutive trading days prior to the date of the draw down notice from the Company to SBII or eighty five percent (85%) of the price on the fifth trading day of the draw down pricing period.

The Company did not sell any shares pursuant to the Equity Line Agreement during the year ended August 31, 2015.

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

On May 8, 2014, the Company issued 600,000 shares of Series A Preferred Stock to J. Christopher Mizer, and 300,000 shares of Series A Preferred Stock to Steve Scholl in exchange for J. Christopher Mizer’s cancellation of 6,764,887 shares of common stock.

During the year ended August 31, 2015, the Company issued 61,858 shares of Series A preferred stock convertible into common stock of the Company as consideration for the acquisition of Mobicash. See Note 4.

Contributed Capital

During the year ended August 31, 2014, the Company had a change of control of majority shareholders. In conjunction with the change of control, liabilities of $41,989, offset by $177 cash held in escrow owed to and incurred by prior management are not to be repaid and were included as contributed capital.

Warrants

Pursuant to a subscription agreement with an investor to purchase the Company’s common stock at $0.27 per share, the Company also issued warrants to the investor to purchase 925,926 shares of the Company’s common stock with a $1.00 per share exercise price. The warrants expire on December 31, 2015. The Company determined the fair value of the warrants as of their issuance date using the following inputs; 1-year term; 152% volatility; 1% risk free rate; $0 dividends and determined the fair value was approximately $246,000.

Pursuant to the Secured Promissory Note Agreement (See Note 8), the Company issued 500,000 warrants to a lender. The Company determined the relative fair value of the warrants as of their issuance date using the following inputs; 3-year term; 141% - 145% volatility; 1% risk free rate; $0 dividends and determined the fair value was $27,636, which the Company recorded as debt discount.

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted average remaining contractual life (years)
Outstanding at August 31, 2014	-	$-	-	$-
Granted	1,425,926	0.82	-	1.70
Exercised		-
Expired	-	-
Outstanding and exercisable at August 31, 2015	1,425,926	$0.82	$-	$1.70

NOTE 11 – FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s investments that were accounted for at fair value on a recurring basis:

Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Carrying Value
As of August 31, 2015	$-	$-	$-	$-
As of August 31, 2014	$-	$-	$164,521	$164,521

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Year Ended August 31,
	2015	2014
Beginning balance	$164,521	$-
Impairment expense	(164,521)	-
Additions	-	164,521
Ending balance	$-	$164,521

NOTE 12 – INCOME TAXES

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

The components of the Company’s deferred tax assets at August 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carry-forwards	$352,696	$29,347
Valuation allowance	(352,696)	(29,347)
Net deferred tax assets	$-	$-

The following table provides reconciliation between income taxes computed at the federal statutory rate and our provision for income taxes for the years ended August 31, 2015 and 2014:

	2015	2014
Federal income taxes at 34%	$(807,887)	$(14,211)
Stock-based compensation	484,538	-
Change in valuation allowance	323,349	14,211
Provision for income taxes	$-	$-

NOTE 13 – RELATED PARTY TRANSACTIONS

As of August 31, 2015 and 2014, the Company had related party notes payable of $282,436 and $146,187, respectively, related to services provided to the Company that are non-interest bearing with no specific repayment terms. As of August 31, 2015, there were loans payable to two officers for $176,248 and $106,188, respectively. As of August 31, 2014, there were loans payable to two officers for $128,554 and $17,633, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In September 2015, the Company began legal proceedings against certain former officers, owners and shareholders of Mobicash, in connection with the acquisition of Mobicash by the Company. It is the Company’s contention that the officers and owners of Mobicash misrepresented the state of the Mobicash assets and products, as well as participated in manipulative and inappropriate accounting procedures. The former management has claimed approximately $379,000 of compensation and other expenses that were not disclosed to the Company as of the date of acquisition. Accordingly, the Company does not believe it owes these liabilities, however, as of August 31, 2015 the Company has recorded these claims in the accompanying financial statements as a contingency pending resolution of the dispute. Following is a summary of the claims recorded as accrued liabilities by the Company as of August 31, 2015 that are recorded in the consolidated balance sheet of the Company: It is not possible at this time to predict the timing or outcome of this dispute.

August 31, 2015

Accounts payable and accrued liabilities	$110,463
Accrued salaries and payroll taxes	233,163
Advances	35,509
Total	$379,135

The Company also assumed a $5,000 note payable in connection with the acquisition of Mobicash, which the Company recorded as short-term notes payable in the consolidated balance sheet as of August 31, 2015. See Note 9.

At August 31, 2015, the Company has a lease commitment of $35,044 that extends until August of 2016. Rent expense for the year ending August 31, 2015 was $18,900.

NOTE 15 – SUBSEQUENT EVENTS

During October 2015, the Company issued third parties 3,589,471 shares of common stock for services. The Company recorded stock compensation of $247,763 based on the grant date fair value of the common stock.

During October 2015, the Company entered into an agreement with a third party whereby the Company will borrow $250,000 in exchange for issuing two notes including a $165,000 convertible note payable bearing interest at 8% and a $110,000 convertible note payable bearing interest at 8% each due one year from the date of issuance. The notes payable shall be convertible at a rate of 80% of the average of the lowest 3 trading prices during the 20 trading day period ending on the last complete trading day prior to the conversion. Also, if at any time when the notes are issued and outstanding, the borrower issues or sells any share of common stock for no consideration or for consideration per share which is less than the conversion price in effect on the date of such issuance. The conversion price will be reduced to the amount of the consideration per share received by the borrower in such dilutive issuance. The conversion price of the $250,000 variable conversion price note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature will be recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period.

During November 2015, the Company issued its CEO 750,000 shares of the Company’s common stock. The Company recorded stock-based compensation expense of $82,500 based on the grant date fair value of the common stock.

During November 2015, the Company issued a third party 120,000 shares of common stock for services. The Company recorded stock-based compensation of $18,000 based on the grant date fair value of the common stock.

During December 2015, the Company issued its CFO 750,000 shares of the Company’s common stock. The Company recorded stock-based compensation expense of $120,000 based on the grant date fair value of the common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes In Registrant’s Certifying Accountant.

(a) Dismissal of Independent Registered Public Accounting Firm.

On April 3, 2015, the Company, after review and recommendation by its board of directors, dismissed Kyle L. Tingle, CPA, LLC (“Tingle”) as the Registrant’s independent registered public accounting firm. The decision to change registered public accounting firms and the appointment of the new registered accounting firm was made by the Company’s Board of Directors for the Company’s fiscal year ended August 31, 2015.

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

The audit report of Tingle on the financial statements of the Company, during the periods from August 31, 2011 through April 3, 2015, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report stated there is substantial doubt about the Company’s ability to continue as a going concern.

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

There have been no disagreements with either independent registered accounting firm on issues of accounting or financial disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee.

2.	We did not maintain appropriate cash controls – As of August 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at August 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.

We had ineffective controls over period end financial disclosure and reporting processes – In connection with our dispute with the former management of Mobicash, we have been unable to obtain custody of certain source documents related to expenditures made for the development of our software and other general and administrative costs resulting in a risk of misclassification of certain expenses on the statement of operations. This risk is mitigated by the fact that we believe we have continually controlled the access to cash of the entity and the overall costs of the entity as well as the ability of the former management to incur obligations of the Company.

5.	We had ineffective controls over period end financial disclosure and reporting processes – During the year ended August 31, 2015, the Company utilized consulting and other resources to assist in the financial reporting process, however their processes did not overcome the inherent control weaknesses of the Company’s financial reporting system.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors plans to nominate an audit committee or a financial expert on our Board of Directors in fiscal 2016.

2.	We plan to appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B. Other Information

Share Exchange Agreement

On June 6, 2014, the Company signed the share exchange agreement (“Agreement”) with Mobicash America, Inc. D/B/A Quidme, a company incorporated under the laws of the State of California (“Quidme” or “Mobicash America, Inc.”), and the shareholders of Quidme (the “Selling Shareholders”) pursuant to a share exchange agreement by and among the Company, Quidme and the Selling Shareholders. The Company would acquire 100% of the issued and outstanding securities of Quidme in exchange for the issuance of 43,000,000 shares of IFAN common stock, par value $0.001 per share. The Company would also fund $500,000 over the next six months, to support the continued development and commercialization of Quidme’s technology. As a result of the Agreement, the Selling Shareholders would acquire up to 35% of the Company’s currently issued and outstanding shares of common stock. Upon completion of the Agreement, Quidme would become the wholly-owned subsidiary and the Company acquired the business and operations of Quidme. Further, on the Closing date of the Agreement, Christopher Menya, shall also be appointed the Chief Technology Officer and as a Director of IFAN, as President of the Quidme operating Subsidiary, and John C. De Puy will be appointed as a Director of Quidme. The Agreement was to be completed contingent on the successful financial audit of Mobicash America, Inc.

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

On November 25, 2014, the Company closed a private placement to one accredited investor, for an aggregate of 3,703,703 restricted common shares (“Shares”) at a price of $0.27 per Share, and an equal amount of warrants that are exercisable until December 31, 2015 at an exercise price of $1.00 per Warrant Share (“Warrants”) together, the units (“Unit”) for total gross proceeds of $1,000,000. The restricted common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by one non-U.S. person.

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

On April 8, 2015, the Board of Directors of the Company appointed Mr. John De Puy as a Director of the Company.

The following sets forth biographical information for Mr. John De Puy is set forth below:

John De Puy, Age 84, Since 1993, Mr. De Puy has been the founder and President of OakTree Ventures, a financial services firm that specializes in capital formation. Mr. De Puy’s business background includes more than 25 years as an entrepreneur, CEO, management consultant and civic leader. He has been instrumental in investing in and advising more than 600 technology companies. John has also authored three books on aspects of entrepreneurial leadership. John completed the advanced management program at the Wharton School of Business at the University of Pennsylvania. He is a member Wharton Alumni Club, Los Angeles Ventures Association, Southern California Software Council, San Diego Software and Internet Council, and Association for Corporate Growth. He has also served as President and Chairman of the Board of USA Volleyball and is listed in Who’s Who in Leading Americans. As a Director of IFAN, he will advise the Company on capital formation and marketing strategy. Due to Mr. De Puy’s strong background in management and entrepreneurial ventures, we are excited to add his talents to our Company.

Secured Promissory Note Agreement

On May 28, 2015, the Company and SBI Investments, LLC (“SBII”), completed a financing transaction that consisted of a Securities Purchase Agreement (the “SPA”), Two Secured Promissory Notes (the “Notes”), Stock Pledge Agreement (the “Pledge”), and Warrant Agreement, pursuant to which SBII has agreed to loan to the Company an aggregate of $550,000. The first note for $275,000 was issued by the Company on May 28, 2015 pursuant to the SPA and is due and payable on May 14, 2016 and accrues interest at 10% per annum payable at three, six and nine months from the issuance date. The second note was issued on July 16, 2015 and is due and payable on July 15, 2016 and accrues interest at 10% per annum payable at three, six and nine months from the issuance date. Pursuant to the Pledge, the Company’s CEO and CFO pledged 11,000,000 shares of their restricted common stock to guarantee payment of the Notes issued pursuant to the SPA.

Pursuant to the Secured Promissory Note Agreement, the Company issued 500,000 warrants with a $0.50 exercise price to the lender. The Company determined the relative fair value of the warrants as of their issuance date using the following inputs; 3-year term; 141% -145% volatility; 1% risk free rate; $0 dividends and determined the fair value was $27,636, which the Company recorded as debt discount.

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

During November 2015, the Company issued its CEO 750,000 shares of the Company’s common stock. The Company will record stock compensation expense of $82,500 based on the grant date fair value of the common stock.

During November 2015, the Company issued a third party 120,000 shares of common stock for services. The Company will record stock compensation of $18,000 based on the grant date fair value of the common stock.

During December 2015, the Company issued its CFO 750,000 shares of the Company’s common stock. The Company will record stock compensation expense of $120,000 based on the grant date fair value of the common stock.

Part III

Item 10. Director and Executive Officer

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director and executive officers:

NAME	AGE	POSITION
J. Christopher Mizer	48	Director, President, Chief Executive Officer
Steve Scholl	65	Director, Chief Financial Officer, Secretary, Treasurer
John De Puy	84	Director

The Board of Directors has no nominating, audit or compensation committee at this time.

Background and Business Experience

J. Christopher Mizer. age 48: Mr. Mizer founded Vivaris, Ltd. in 1998 and is currently its President and Chief Executive Officer. Mr. Mizer has over 20 years of corporate finance, investment banking and management experience ranging from being an accountant at Ernst and Young to founding Vivaris, Ltd., a company that invests in and acquires middle-market businesses that are leaders in their market niches. Mr. Mizer is also a former Vice President and Officer of the investment banking division of Key Corp., where he focused on merger, acquisition, and financing projects for Fortune 500 clients, private companies and successful entrepreneurs. The Board of Directors believes that Mr. Mizer’s financial and accounting knowledge as well as his business acumen would be a valuable asset to the Company.

Steve Scholl, age 65: Mr. Scholl is, currently the Vice-President of Vivaris, Ltd. In 2007, Mr. Scholl founded, and is currently the president of Dr. Horsepower, Inc., a firm that develops marketing and distribution strategies to introduce consumer products to the retail markets. Previously, Mr. Scholl was a Principal of National Schedule Masters, a software and consulting business focused on the land development and construction industries. While with National Schedule Masters, he built a national sales force and operational processes for entitlement and construction strategies for municipal, military and private-sector clients.

Mr. John De Puy, Age 84: Since 1993, Mr. De Puy has been the founder and President of OakTree Ventures, a financial services firm that specializes in capital formation. Mr. De Puy’s business background includes more than 25 years as an entrepreneur, CEO, management consultant and civic leader. He has been instrumental in investing in and advising more than 600 technology companies. John has also authored three books on aspects of entrepreneurial leadership. John completed the advanced management program at the Wharton School of Business at the University of Pennsylvania. He is a member Wharton Alumni Club, Los Angeles Ventures Association, Southern California Software Council, San Diego Software and Internet Council, and Association for Corporate Growth. He has also served as President and Chairman of the Board of USA Volleyball and is listed in Who’s Who in Leading Americans. As a Director of IFAN, he will advise the Company on capital formation and marketing strategy. Due to Mr. De Puy’s strong background in management and entrepreneurial ventures, we are excited to add his talents to our Company.

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

Identification of Significant Employees

We have no significant employees other than our officers and directors, J. Christopher Mizer, Steve Scholl, and John De Puy. They currently devote approximately 40 hours per week to company matters. Mr. Mizer, Mr. Scholl and Mr. De Puy, intend to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

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

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. The current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended August 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended August 31, 2015, and the representations made by the reporting persons to us, we believe that during the year ended August 31, 2015, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

Currently, J. Christopher Mizer, Steve Scholl, and John De Puy, our officers and directors, received cash compensation and shares from our 2015 Equity Compensation plan for their services during the development stage of our business operations. They are reimbursed for any out-of-pocket expenses that they incur on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently no such plans have been approved. We do not have any employment agreements in place with our officers and sole director. We also do not currently have any benefits, such as health or life insurance, available to our employees.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
J. Christopher Mizer President, CEO, Director	2015	nil	nil	$392,500	nil	35,000	$427,500
	2014	nil	nil	nil	nil	nil	nil
Steve Scholl Treasurer, CFO, Secretary, Director	2015	nil	nil	$392,500	nil	35,000	$427,500
	2014	nil	nil	nil	nil	nil	nil
John De Puy, Director	2015	nil	nil	$523,000	nil	nil	$523,000
	2014	nil	nil	nil	nil	nil	nil
Chris Menya Former CTO, Director	2015	nil	nil	nil	nil	nil	nil
	2014	nil	nil	nil	nil	nil	nil

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

Outstanding Equity Awards at Fiscal Year-End:

No officer or director of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended August 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
J. Christopher Mizer	-	-	-	-	-	-	-	-	-
Steve Scholl	-	-	-	-	-	-	-	-	-
John De Puy	-	-	-	-	-	-	-	-	-
Christopher Menya, Former CTO and Director	-	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 18, 2015 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner, Officers and Directors	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
J. Christopher Mizer 3517 Camino Del Rio South, Suite 407, San Diego, CA, 92108	CEO, President, Director	Common Stock	455,348,010	(3)	59.7%
Steve Scholl 3517 Camino Del Rio South, Suite 407, San Diego, CA, 92108	CFO, Treasurer, Secretary, Director	Common Stock	225,788,000	(4)	29.5%
John De Puy 3517 Camino Del Rio South, Suite 407, San Diego, CA, 92108	Director	Common Stock	0		0%
All officers and directors as a group			681,136,010		89.2%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Based on 770,782,264 shares issued and outstanding, when fully converted.

(3)	Is based upon the conversion of 600,000 shares of our Series A Preferred Stock.

(4)	Is based upon the conversion of 300,000 shares of our Series A Preferred Stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, John De Puy is an independent director because he is not also an officer of the Company. Other than Mr. De Puy, we do not have any other independent directors because our other directors are all also executive officers of the Company.

As of August 31, 2015 and August 31, 2014, the Company had related party notes payable of $282,436 and $146,187, respectively, related to services provided to the Company that are non-interest bearing with no specific repayment terms. As of August 31, 2015, there were loans payable to two officers for $176,248 and $106,688. As of August 31, 2014, there were loans payable to two officers for $128,554 and $17,633, respectively.

Our company has not had any other transaction since our last two fiscal years ended August 31, 2015 and 2014, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

●	Disclosing such transactions in reports where required;

●	Disclosing in any and all filings with the SEC, where required;

●	Obtaining disinterested directors consent; and

●	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14. Principal Accounting Fees and Services

	Year Ended August 31, 2015		Year Ended August 31, 2014
Audit fees		$26,800		$9,275
Audit-related fees	$	nil	$	nil
Tax fees	$	nil	$	nil
All other fees	$	nil	$	nil
Total		$26,800		$9,275

Audit Fees

During the fiscal years ended August 31, 2015, we incurred approximately $26,800 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2015.

During the fiscal years ended August 31, 2014, we incurred approximately $9,275 in fees to our principal independent accountant for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2015 and 2014,for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended August 31, 2015, and 2014, for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

Part IV

Item 15. Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit	Filing
2.01	Share Exchange Agreement by and between the Company and Mobicash America, Inc., dated June 6, 2014	Filed with the SEC on October 6, 2014 as part of our Current Report on Form 8-K.
3.1	Articles of Incorporation	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.3	Certificate of Designation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
4.01	2015 Equity Compensation Plan.	Filed with the SEC on February 5, 2015 as part of our Form S-8 Registration.
4.02	Form of Registration Rights Agreement.	Filed with the SEC on June 2, 2015 as part of our Current Report on Form 8-K.
10.01	License Agreement by and between the Company and IPIN Debit Network Inc., dated May 15, 2014	Filed with the SEC on May 21, 2014, as part of our Current Report on Form 8-K.
10.02	Share Exchange Agreement by and between the Company and Mobicash America, Inc. D/B/A Quidme, dated June 6, 2014	Filed with the SEC on July 21, 2014, as part of our Quarterly Report on Form 10-Q.
10.03	Amended Share Exchange Agreement by and between the Company and Mobicash America, Inc. D/B/A Quidme, dated October 3, 2014	Filed with the SEC on October 6, 2014, as part of our Current Report on Form 8-K.
10.04	Form of Subscription Agreement	Filed with the SEC on December 2, 2014, as part of our Current Report on Form 8-K.
10.05	Form of Warrant Agreement	Filed with the SEC on December 2, 2014, as part of our Current Report on Form 8-K.
10.06	Form of Secured Promissory Note.	Filed with the SEC on June 2, 2015, as part of our Current Report on Form 8-K.
10.07	Form of Stock Pledge Agreement.	Filed with the SEC on June 2, 2015, as part of our Current Report on Form 8-K.
10.08	Form of Warrant Agreement.	Filed with the SEC on June 2, 2015, as part of our Current Report on Form 8-K..
10.09	Form of Equity Line of Credit.	Filed with the SEC on June 2, 2015, as part of our Current Report on Form 8-K..
16.01	Responsive Letter from Anton & Chia, LLP	Filed with the SEC on October 15, 2014 as part of our Amended Current Report on Form 8-K/A.
16.02	Responsive Letter from Kyle L. Tingle.	Filed with the SEC on May 1, 2015, as part of our Amended Current Report on Form 8-K/A.
21.01	List of Subsidiaries	Filed with the SEC on October 6, 2014, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 15, 2015	IFAN Financial, Inc.

/s/ J. Christopher Mizer
	By:	J. Christopher Mizer
	Its:	President

/s/ J. Christopher Mizer
	By:	J. Christopher Mizer
	Its:	Chief Executive Officer

/s/ Steve Scholl
	By:	Steve Scholl
	Its:	Chief Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

December 15, 2015	/s/ J. Christopher Mizer
	By:	J. Christopher Mizer
	Its:	Director

/s/ Steve Scholl
	By:	Steve Scholl
	Its:	Director

/s/ John De Puy
	By:	John De Puy
	Its:	Director

