Form 10-Q
period 2015-11-30
IFAN FINANCIAL, INC.
filed 2016-01-20
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of January 11, 2016, there were 89,646,245 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,”“IFAN,” “our,” “us,” the “Company,” refers to IFAN Financial, Inc.

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IFAN Financial, Inc.

As of and for the three months ended November 30, 2015

(Unaudited)

Financial Statement Index

IFAN Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30, 2015	August 31, 2015
CURRENT ASSETS
Cash	$90,381	$137,846
Prepaid expense	-	8,761
TOTAL CURRENT ASSETS	90,381	146,607

Fixed assets, net	-	2,002
Software assets, net	4,472,747	4,766,764
Note receivable	100,000	100,000
Other assets, net	6,811	5,315
TOTAL ASSETS	$4,669,939	$5,020,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$80,546	$55,015
Accrued liabilities in dispute - Mobicash	379,135	379,135
Due to related party	354,636	282,436
Short term notes payable, net of discount of $46,241 and $79,121, respectively	508,759	475,879
Convertible notes payable, net of discount of $253,753 and $0, respectively	21,247	-
Derivative liabilities	590,085	-
Common stock payable	254,550	254,550
TOTAL CURRENT LIABILITIES	2,188,958	1,447,015

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 961,858 issued and outstanding	962	962
Common stock, $0.001 par value, 800,000,000 shares authorized, 88,896,245 and 84,486,774 shares issued and outstanding, respectively	88,896	84,487
Additional paid-in capital	6,291,974	5,948,213
Accumulated deficit	(3,900,851)	(2,459,989)
TOTAL STOCKHOLDERS’ EQUITY	2,480,981	3,573,673
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,669,939	$5,020,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IFAN Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months
	ended	ended
	November 30, 2015	November 30, 2014
REVENUE

Revenues	$-	$-
OPERATING EXPENSES
Research and development	114,624	103,342
Selling, general and administrative	619,806	25
Software amortization	294,017	-
Amortization of license agreement	-	8,000
Impairment expense	-	164,521
Total operating expenses	1,028,447	275,888

Change in fair value of derivative liabilities	346,585	-
Interest expense	67,328	-
Interest income	(1,498)	-

NET LOSS	$(1,440,862)	$(275,888)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	86,816,674	79,960,020

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IFAN Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months	Three months
	ended	ended
	November 30, 2015	November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,440,862)	$(275,888)
Adjustments to reconcile net income loss to net cash used in operating activities:
Stock-based compensation	348,170	-
Depreciation expense	2,002	1,188
Amortization of software	294,017	-
Amortization of license agreement	-	8,000
Impairment expense	-	164,521
Change in fair value of derivative liabilities	346,585	-
Amortization of debt discount	54,127	-
Change in operating assets and liabilities:
Prepaid expense	8,761	30,000
Other assets	(1,496)	-
Accounts payable and accrued expenses	25,531	1,900
NET CASH USED IN OPERATING ACTIVITIES	(363,165)	(70,279)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for license	-	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	34,100
Proceeds from related party payable	72,200	64,120
Proceeds from convertible notes payable	243,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	315,700	98,220

NET INCREASE (DECREASE) IN CASH	(47,465)	17,941

CASH, BEGINNING OF PERIOD	137,846	-

CASH, END OF PERIOD	$90,381	$17,941

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH FINANCING AND INVESTING ACTIVITIES:
Original issue discount on convertible debt	$31,500	$-
Original issue discount due to embedded derivative liabilities on convertible debt	$243,500	$-
Preferred stock issued for acquisition of Mobicash	$-	$4,330,060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IFAN Financial, Inc.

Notes to the consolidated financial statements

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

The Company was incorporated in the State of Nevada on June 11, 2010 and established a fiscal year-end of August 31. The initial business plan was to develop and distribute an organic clothing line designed for children.

On April 2014, the Company abandoned the business plan as an organic children’s clothing company. In June 2014, the Company signed an agreement with MobiCash America, Inc. to develop technology solutions in the mobile payment and social media markets. The Company acquired MobiCash America on October 3, 2014 which consisted primarily of proprietary software code.

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

Basic and Diluted Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company incurred a net loss during the quarters ended November 30, 2015 and 2014, respectively, diluted loss excludes all potential common shares from diluted loss per share. At November 30, 2015 and 2014, the Company had the following potentially issuable shares:

	November 30, 2015	November 30, 2014
Convertible preferred stock	673,300,600	673,300,600
Convertible debt	3,966,346	-
Warrants	1,675,926	-
Total	678,942,872	673,300,600

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Fixed Assets

Computers and equipment are stated at cost and depreciated using the straight-line method over the two-year estimated useful lives of the assets.

Software

The estimated useful life of software costs capitalized is four years and was placed into service on September 1, 2015.

Derivative Liabilities

The Company follows Financial Accounting Standards Board, Derivatives and Hedging ASC 815-40, which limits the extent to which the conversion or exercise price of an instrument can be adjusted for subsequent transactions. The Company utilizes a two-step process to determine whether an instrument is indexed to its stock: (a) evaluate the instrument’s contingent exercise provisions, if any and (b) evaluate the instrument’s settlement provisions. If it is determined the instrument is not indexed to the Company’s stock, the instrument is recognized as a derivative at issuance and is measured at fair value at each reporting period and the change is recorded in earnings.

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

Subsequent Events

The Company has evaluated all transactions from November 30, 2015 through the financial statement issuance date for disclosure consideration.

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company´s consolidated financial position, results of operations or cash flows.

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

The Company evaluated the investment in the software assets acquired in the Mobicash acquisition for recoverability at November 30, 2015 and concluded that no impairment was necessary.

NOTE 5 – NOTE RECEIVABLE

During July 2015, the Company purchased a $100,000 convertible promissory note from a third party (the “Investee”). The note bears interest at 6% per annum. All unpaid interest and principal shall be due and payable to the Company on or after May 29, 2017. In the event the Investee issues or sells shares of its equity securities to investors on or before May 29, 2017 with total proceeds of not less than $2,000,000 (excluding the conversion of notes), then the Company’s $100,000 note receivable and any unpaid accrued interest shall automatically convert into such equity securities of the Investee at a conversion price as defined in the convertible promissory note agreement. During the three months ended November 30, 2015, the Company recorded interest income of $1,498 on this note receivable.

NOTE 6 – INVESTMENT

During the three months ended August 31, 2014, the Company received 1,000,000 shares of common stock in IPIN Debit Network, Inc., which the Company recorded as an investment of $164,521. During the three months ended November 30, 2014, the Company fully impaired this investment.

NOTE 7 – FIXED ASSETS

The Company’s fixed assets consist of used computer equipment acquired in connection with the acquisition of Mobicash and have a remaining estimated useful life of one year. Property and equipment consist of the following:

	November 30, 2015	August 31, 2015
Computer and Equipment	$4,774	$4,774
Less accumulated depreciation	(4,774)	(2,772)
Total	$-	$2,002

The Company recorded depreciation expense of $2,002 and $1,188 during the three months ending November 30, 2015 and 2014, respectively.

NOTE 8 – SOFTWARE ASSETS

Software assets consist of the following:

	November 30, 2015	August 31, 2015
Software assets	$4,766,764	$4,766,764
Less accumulated depreciation	(294,017)	-
Total	$4,472,747	$4,766,764

The Company recorded software amortization expense of $294,017 and $0 during the three months ending November 30, 2015 and 2014, respectively.

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

During the three months ended November 30, 2015, the Company recorded debt discount amortization of $32,880.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

During October 2015, the Company entered into an agreement with a third party whereby the Company received net cash proceeds of $243,500 in exchange for issuing two notes including a $165,000 convertible note payable bearing interest at 8% and a $110,000 convertible note payable bearing interest at 8% each due one year from the date of issuance. The notes payable are convertible at a rate of 80% of the average of the lowest 3 trading prices during the 20 trading day period ending on the last complete trading day prior to the conversion. Also, if at any time when the notes are issued and outstanding, the borrower issues or sells any share of common stock for no consideration or for consideration per share which is less than the conversion price in effect on the date of such issuance. The conversion price will be reduced to the amount of the consideration per share received by the borrower in such dilutive issuance.

The number of shares of common stock to be issued upon conversion shall be determined by dividing the conversion amount by the applicable conversion price. The conversion amount means the principal amount of the convertible note and, at the lender´s option, accrued and unpaid interest, default interest, and any other amounts owed to the lender pursuant to the terms of these convertible notes.

The conversion price of the convertible notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature on the convertible notes was recognized as a derivative instrument at issuance and is measured at fair value at each reporting period.

As the fair value of the derivative liabilities exceeded the carrying value of the convertible notes payable, the Company recorded a $275,000 original issue discount on the convertible notes. See Note 11.

The Company also issued the lender 250,000 warrants in connection with the issuance of the convertible notes. See Note 12.

See detail summary below for carrying value of convertible notes payable as of November 30, 2015.

Face value of debt upon issuance of convertible notes	$275,000
Less: Original issue discount	(275,000)
Carrying value at issuance	-
Amortization of debt discount	21,247
Carrying value at November 30, 2015	$21,247

NOTE 11 – EMBEDDED DERIVATIVE LIABILTIES

The Company determined that the convertible notes contain an embedded derivative instrument as the conversion price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the convertible notes were recognized as derivative instruments at issuance and is measured at fair value at each reporting period. The Company determined that the initial valuation of the derivative liabilities was $322,825 (of which $243,500 was recorded to original issue discount and $79,325 was recorded to the increase in fair value of derivative liabilities) on the convertible notes.

The Company determined the fair values of the embedded derivatives on the grant dates using a black scholes model with the following assumptions:

●	Convertible notes payable - stock price on the issuance dates of $0.09-$0.11 per share, term of 1 year, expected volatility of 153%, discount rate of 1.0%-1.3%, expected dividends of 0%.

●	Convertible notes payable - stock price on the measurement date of $0.20 per share, term of 0.90 years, expected volatility of 153%, and a discount rate of 1.2%.

Activity for embedded derivative instruments during the three months ended November 30, 2015 was as follows:

Initial valuation
		of embedded	Increase in
		derivative	fair value of
	Balance at	instruments	derivative	Balance at
	August 31, 2015	issued during the period	liabilities	November 30, 2015
Convertible notes	$-	$243,500	$346,585	$590,085

NOTE 12 – EQUITY

Common stock

During the three months ended November 30, 2015, the Company issued 4,409,471 shares of common stock for services. The Company recorded stock-based compensation expense of $348,170 based on the grant date fair value of the common stock of the Company on the issuance dates.

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

The Company did not sell any shares pursuant to the Equity Line Agreement during the three months ended November 30, 2015.

Preferred stock

During the three months ended November 30, 2014, the Company issued 61,858 shares of Series A preferred stock convertible into common stock of the Company as consideration for the acquisition of Mobicash. See Note 4.

Warrants

Pursuant to the issuance of convertible notes during the three months ended November 30, 2015, the Company issued warrants to the lender to purchase 250,000 shares of the Company’s common stock with a $0.12 per share exercise price. The warrants expire in October, 2018. The Company determined the fair value of the warrants as of their measurement date using the following inputs; 3-year term; 240% volatility; 1% risk free rate; $0 dividends and determined the fair value was approximately $21,500. The intrinsic value of these warrants as of the issuance date was $7,500.

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted average remaining contractual life (years)
Outstanding at August 31, 2015	1,425,926	$0.82	-	$-
Granted	250,000	0.12	$7,500	3.0
Exercised	-	-
Expired	-	-
Outstanding and exercisable at November 30, 2015	1,675,926	$0.72	$20,000	$1.2

NOTE 13 – FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s derivative liabilities that were accounted for at fair value on a recurring basis:

Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value
As of November 30, 2015	$-	$-	$590,085	$590,085
As of August 31, 2015	$-	$-	$-	$-

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three months Ended November 30,
	2015	2014
Beginning balance	$-	$164,521
Impairment expense	-	(164,521)
Additions	243,500	-
Change in fair value of derivative liabilities	346,585	-
Ending balance	$590,085	$-

NOTE 14 – RELATED PARTY TRANSACTIONS

As of November 30, 2015 and August 31, 2015, the Company had related party notes payable of $354,636 and $282,436, respectively, related to services provided to the Company that are non-interest bearing with no specific repayment terms. As of November 30, 2015, there were loans payable to two officers for $212,248 and $142,388, respectively. As of August 31, 2015, there were loans payable to two officers for $176,248 and $106,188, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

In September 2015, the Company began legal proceedings against certain former officers, owners and shareholders of Mobicash, in connection with the acquisition of Mobicash by the Company. It is the Company’s contention that the officers and owners of Mobicash misrepresented the state of the Mobicash assets and products, as well as participated in manipulative and inappropriate accounting procedures. The former management has claimed approximately $379,000 of compensation and other expenses that were not disclosed to the Company as of the date of acquisition. Accordingly, the Company has recorded these claims in the accompanying financial statements as a contingency pending resolution of the dispute. Following is a summary of the claims recorded as accrued liabilities by the Company in the consolidated balance sheet. It is not possible at this time to predict the timing or outcome of this dispute.

	November 30, 2015	August 31, 2015

Accounts payable and accrued liabilities	$110,463	$110,463
Accrued salaries and payroll taxes	233,163	233,163
Advances	35,509	35,509
Total	$379,135	$379,135

The Company also assumed a $5,000 note payable in connection with the acquisition of Mobicash, which the Company recorded as short-term notes payable. See Note 9.

NOTE 16 – SUBSEQUENT EVENTS

During December 2015, the Company issued an executive 750,000 shares of the Company’s common stock. The Company recorded stock-based compensation expense of $120,000 based on the grant date fair value of the common stock.

During December 2015, the Company entered into an agreement with a third party whereby the Company borrowed $100,000 in exchange for a $100,000 convertible note payable bearing interest at 12% due in September 2016. The note payable is convertible at the lower of 1) a rate of 43% of the lowest trading price during the 20 trading day period ending on the last complete trading day prior to the conversion; or 2) at a rate of 43% discount to the lowest trading price during the 20 days before the execution of this note. Also, if the Company issues common stock equivalents for a conversion price equal to or less than the conversion price in effect for this note, then the applicable conversion price for this note for each such issuance shall be reduced to the lower of the conversion price, or a 25% discount to the conversion price as defined in the agreement. The fair value of the conversion feature will be recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Results for the Quarter Ended November 30, 2015 Compared to the Quarter Ended November 30, 2014

Revenues:

The Company’s revenues were $0 for the quarter ended November 30, 2015 compared to $0 in 2014.

Expenses:

General and administrative expenses for the quarters ended November 30, 2015 and 2014 were $619,806 and $25, respectively. General and administrative expenses consisted primarily of stock-based compensation, consulting fees, professional fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to increased corporate activity as a result of the acquisition of Mobicash and stock-based compensation. The Company incurred $114,624 and $103,342 of research and development expense during the three months ended November 30, 2015 and 2014, respectively. During the three months ended November 30, 2015, the Company recorded software amortization expenses of $294,017. The Company also recorded interest expense of $67,328 and a loss on change in fair value of derivative liabilities of $346,585 during the three months ended November 30, 2015.

Net Loss:

Net loss for the quarter ended November 30, 2015 was $1,440,862 compared with a net loss of $275,888 for the quarter ended November 30, 2014. The increased net loss is largely due to cost related to higher general and administrative expenses, software amortization expense and change in fair value of derivative liabilities.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

Working Capital

	November 30, 2015	August 31, 2015
	$	$
Current Assets	90,381	146,607
Current Liabilities	2,188,958	1,447,015
Working Capital Deficit	(2,098,577)	(1,300,408)

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of November 30, 2015, total current assets were $90,381.

As of November 30, 2015, total current liabilities were $2,188,958, which consisted of notes payable, convertible notes payable, accrued expenses and accounts payable, related party payables, common stock payable and derivative liabilities. We had negative net working capital of $2,098,577 as of November 30, 2015.

Cash Flows

	Three Months Ended
	November 30, 2015	November 30, 2014

Cash flows used in operating activities	$(363,165)	$(70,279)
Cash flows used in investing activities	-	(10,000)
Cash Flows provided by financing activities	315,700	98,220
Net increase (decrease) in cash during period	$(47,465)	$17,941

Cash flows from Operating Activities

During the three months ended November 30, 2015, cash used in operating activities was $363,165 compared to $70,279 for the three months ended November 30, 2014. The increase in the amounts of cash used for operating activities was primarily due to higher operating costs incurred by the Company.

Cash flows from Investing Activities

During the three months ended November 30, 2015 cash used in investing activities was $0 compared to $10,000 for the payment of a license during the three months ended November 30, 2014.

Cash flows from Financing Activities

During the three months ended November 30, 2015, cash provided by financing activities was $315,700 compared to $98,220 for the three months ended November 30, 2014. The increase in cash provided by financing activities during the three months ended November 30, 2015 is largely due to receiving proceeds from the sale of convertible notes.

Quarterly Events

On November 16, 2015, Mr. Jason Aplin was appointed to the Company’s Board of Directors and as the Company’s Vice President and Director of Sales. Please find Mr. Aplin’s bio below:

Jason Aplin, Age 46: Jason has 20 years of experience in the ecommerce industry. Mr. Aplin was the Managing Partner of W3 Edge from June 2010 until December 2011, where he directed American operations for the company. In January 2008, Mr. Aplin founded Obsidian, LLC a consultant company that specialized in social media marketing and content marketing, until December 2012, when he decided to found Tilde, LLC, and is still currently its CEO. Mr. Aplin founded Tilde because he wanted to focus on a manner in which brands could leverage the power of social media and multisite management, which was an area he thought, was not being serviced by the publishing industry. Mr. Aplin is currently the Chief Solutions Architect at Netclearance Systems where he is in charge of delivering enterprise solutions for the global needs of a cashless society and smart beacon enabled world since April 2015. Through Mr. Aplin’s experience in the ecommerce industry he has worked with strategists, agencies and brands on how to leverage technology to create engagement, collaboration, brand advocacy, and communities. Some of the brands that Mr. Aplin has worked on include: American Express, AOL, Coca Cola, Edelman, E.W. Scripps, The Indianapolis Colts, Microsoft, Sony, and others. For these reasons the Company thought that it would be of great benefit to appoint Mr. Aplin as our Vice President, a Director of the Company, and as our Director of Sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2015 due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 15, 2015, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September of 2015, the Company began legal proceedings against certain former officers, owners and shareholders of Mobicash, in connection with the acquisition of Mobicash by the Company. It is not possible at this time to predict the timing or outcome of this dispute. It is the Company’s contention that the officers and owners of Mobicash misrepresented the state of the Mobicash assets and products, as well as participated in manipulative and inappropriate accounting procedures. The former management claimed approximately $379,000 of compensation and other expenses that was not disclosed to the Company as of the date of acquisition. The Company does not believe it owes these liabilities. However, as of November 30, 2015 the Company has recorded these obligations as a contingency.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended August 31, 2015. The information set forth in these Reports could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Forms 10-K for the fiscal year ended August 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances:

During the three months ended November 30, 2015, the Company issued 3,659,471 shares of common stock for services. The Company recorded stock-based compensation expense of $265,670 based on the grant date fair value of the common stock of the Company on the issuance dates.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On December 28, 2015, the Company executed an Unsecured Promissory Note (the “JSJ Note”) to JSJ Investments, Inc. (“JSJ Investment”). Under the terms of the JSJ Note, the Company has borrowed a total of $100,000.00 from JSJ Investment, which accrues interest at an annual rate of 12% and matures on September 28, 2016. The JSJ Note also contains customary events of default.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing Date

2.01	Share Exchange Agreement by and between the Company and Mobicash America, Inc., dated June 6, 2014	Filed with the SEC on October 6, 2014 as part of our Current Report on Form 8-K.
3.1	Articles of Incorporation	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on December 27, 2011 as part of our Registration of Securities on Form S-1.
3.3	Certificate of Designation	Filed with the SEC on May 12, 2014 as part of our Current Report on Form 8-K.
4.01	2015 Equity Compensation Plan.	Filed with the SEC on February 5, 2015 as part of our Form S-8 Registration.
4.02	Form of Registration Rights Agreement.	Filed with the SEC on June 2, 2015 as part of our Current Report on Form 8-K.
10.01	License Agreement by and between the Company and IPIN Debit Network Inc., dated May 15, 2014	Filed with the SEC on May 21, 2014, as part of our Current Report on Form 8-K.
10.02	Share Exchange Agreement by and between the Company and Mobicash America, Inc. D/B/A Quidme, dated June 6, 2014	Filed with the SEC on July 21, 2014, as part of our Quarterly Report on Form 10-Q.
10.03	Amended Share Exchange Agreement by and between the Company and Mobicash America, Inc. D/B/A Quidme, dated October 3, 2014	Filed with the SEC on October 6, 2014, as part of our Current Report on Form 8-K.
10.04	Form of Subscription Agreement	Filed with the SEC on December 2, 2014, as part of our Current Report on Form 8-K.
10.05	Form of Warrant Agreement	Filed with the SEC on December 2, 2014, as part of our Current Report on Form 8-K.
10.06	Form of Secured Promissory Note.	Filed with the SEC on June 2, 2015, as part of our Current Report on Form 8-K.
10.07	Form of Stock Pledge Agreement.	Filed with the SEC on June 2, 2015, as part of our Current Report on Form 8-K.
10.08	Form of Warrant Agreement.	Filed with the SEC on June 2, 2015, as part of our Current Report on Form 8-K..
10.09	Form of Equity Line of Credit.	Filed with the SEC on June 2, 2015, as part of our Current Report on Form 8-K..
16.01	Responsive Letter from Anton & Chia, LLP	Filed with the SEC on October 15, 2014 as part of our Amended Current Report on Form 8-K/A.
16.02	Responsive Letter from Kyle L. Tingle.	Filed with the SEC on May 1, 2015, as part of our Amended Current Report on Form 8-K/A.
21.01	List of Subsidiaries	Filed with the SEC on October 6, 2014, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

IFAN Financial, Inc.

Dated: January 20, 2016	/s/ J. Christopher Mizer
J. Christopher Mizer
Its: President and Chief Executive Officer

/s/ Steve Scholl
Dated: January 20, 2016	Steve Scholl
Its: Chief Financial Officer, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: January 20, 2016	/s/ J. Christopher Mizer
By: J. Christopher Mizer
Its: Director

Dated: January 20, 2016	/s/ Steve Scholl
By: Steve Scholl
Its: Director

Dated: January 20, 2016	/a/ John C. De Puy
By: John C. De Puy
Its: Director

Dated: January 20, 2016	/a/ Jason Aplin
By: Jason Aplin
Its: Director

