Form 10-Q
period 2016-02-29
IFAN FINANCIAL, INC.
filed 2016-05-26
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

As of May 9, 2016, there were 91,646,245 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IFAN Financial, Inc.

As of and for the three and six months ended February 29, 2016

(Unaudited)

IFAN Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 29, 2016	August 31, 2015
CURRENT ASSETS
Cash	$46,245	$137,846
Accounts receivable	36	-
Prepaid expense	-	8,761
TOTAL CURRENT ASSETS	46,281	146,607

Fixed assets, net	-	2,002
Software assets, net	4,178,730	4,766,764
Note receivable	100,000	100,000
Other assets	8,307	5,315
TOTAL ASSETS	$4,333,318	$5,020,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$120,480	$55,015
Accrued liabilities in dispute - Mobicash	379,135	379,135
Due to related party	400,853	282,436
Notes payable, net of discount of $21,846 and $79,121, respectively	533,154	475,879
Convertible notes payable, net of discount of $249,658 and $0, respectively	125,342	-
Derivative liabilities	411,137	-
Common stock payable	254,550	254,550
TOTAL CURRENT LIABILITIES	2,224,651	1,447,015

Convertible note payable, net of discount of $65,195 and $0, respectively	805	-
TOTAL LIABILITIES	2,225,456

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 961,858 issued and outstanding	962	962
Common stock, $0.001 par value, 800,000,000 shares authorized, 89,646,245 and 84,486,774 shares issued and outstanding, respectively	89,646	84,487
Additional paid-in capital	6,414,224	5,948,213
Accumulated deficit	(4,396,970)	(2,459,989)
TOTAL STOCKHOLDERS’ EQUITY	2,107,862	3,573,673
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,333,318	$5,020,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IFAN Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended February 29, 2016	Three months ended February 28, 2015	Six months ended February 29, 2016	Six months ended February 28, 2015
REVENUE

Revenues	$36	$-	$36	$-

EXPENSES

Research and development	1,000	73,263	115,624	175,417
Selling, general, and administrative	393,518	1,145,434	1,013,324	1,146,647
Software amortization	294,017	-	588,034	-
Amortization of license agreement	-	7,000	-	15,000
Impairment expense	-	-	-	164,521
Total operating expenses	688,535	1,225,697	1,716,982	1,501,585

Change in fair value of derivative liabilities	(424,588)	-	(78,003)	-
Interest expense	233,738	-	301,066	-
Interest income	(1,530)	-	(3,028)	-

NET LOSS	$(496,119)	$(1,225,697)	$(1,936,981)	$(1,501,585)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	89,629,761	81,332,109	88,223,218	80,642,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IFAN Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended	ended
	February 29, 2016	February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,936,981)	$(1,501,585)
Adjustments to reconcile net income loss to net cash used in operating activities:
Stock-based compensation	471,170	990,029
Depreciation expense	2,002	1,980
Amortization of software	588,034	-
Amortization of license agreement	-	15,000
Impairment expense	-	164,521
Change in fair value of derivative liabilities	(78,003)	-
Amortization of debt discount	179,771	-
Change in operating assets and liabilities:
Accounts receivable	(36)	-
Prepaid expense	8,761	-
Other assets	(2,992)	29,325
Accounts payable and accrued expenses	192,265	7,715
NET CASH USED IN OPERATING ACTIVITIES	(576,009)	(293,015)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for license	-	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	286,600
Proceeds from convertible notes payable	401,500	-
Proceeds from related party advances	128,225	31,120
Payments of related party loans	(45,317)
NET CASH PROVIDED BY FINANCING ACTIVITIES	484,408	317,720

NET INCREASE (DECREASE) IN CASH	(91,601)	14,705

CASH, BEGINNING OF PERIOD	137,846	-

CASH, END OF PERIOD	$46,245	$14,705

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH FINANCING AND INVESTING ACTIVITIES:
Original issue discount due to embedded derivative liabilities on convertible debt	$489,140	$-
Preferred stock issued for acquisition of Mobicash	$-	$4,330,060
Common stock issued to IPIN	$-	$164,521
Reclassification of prepaid expense to license agreement, net	$-	$10,000

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

The Company and its wholly owned subsidiaries, iPIN Technologies, Inc. and Mobicash America, Inc., design, develop and distribute software that enhances and enable payments. Based in San Diego, the Company has a growing portfolio of solutions including a mobile optimized FDIC insured platform with the ability to facilitate on-demand payments, autopay, proximity payments and marketing, and a proprietary linked debit card. Our Platform additionally has ‘white label’ enterprise capabilities allowing for more opportunities. We will additionally deploy a prepaid card program and facilitate off-platform merchant services we call IFAN FinTech. We are positioned to transact nearly all merchant payment needs including mobile, e-commerce, merchant processing, split-funding, ACH, and EMV.

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

Basic and Diluted Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company incurred a net loss during the quarters ended February 29, 2016 and 2015, respectively, diluted loss excludes all potential common shares from diluted loss per share. At February 28, 2016 and 2015, the Company had the following potentially issuable shares:

	Three months ended February 29, 2016	Three months ended February 28, 2015	Six months ended February 29, 2016	Six months ended February 28, 2015
Convertible preferred stock	673,300,600	673,300,600	673,300,600	673,300,600
Convertible debt	10,068,251	-	10,068,251	-
Warrants	750,000	925,926	750,000	925,926
Total	684,118,851	674,226,526	684,118,851	674,226,526

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Fixed Assets

Computers and equipment are stated at cost and depreciated using the straight-line method over the two-year estimated useful lives of the assets.

Software

The estimated useful life of software costs capitalized is four years.

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

Subsequent Events

The Company has evaluated all transactions from February 29, 2016 through the financial statement issuance date for disclosure consideration.

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

The Company evaluated the investment in the software assets acquired in the Mobicash acquisition for recoverability at February 29, 2016 and concluded that no impairment was necessary.

NOTE 5 – NOTE RECEIVABLE

During July 2015, the Company purchased a $100,000 convertible promissory note from a third party (the “Investee”). The note bears interest at 6% per annum. All unpaid interest and principal shall be due and payable to the Company on or after May 29, 2017. In the event the Investee issues or sells shares of its equity securities to investors on or before May 29, 2017 with total proceeds of not less than $2,000,000 (excluding the conversion of notes), then the Company’s $100,000 note receivable and any unpaid accrued interest shall automatically convert into such equity securities of the Investee at a conversion price as defined in the convertible promissory note agreement. During the six months ended February 29, 2016, the Company recorded interest income of $3,028 on this note receivable.

NOTE 6 – INVESTMENT

During the year ended August 31, 2014, the Company received 1,000,000 shares of common stock in IPIN Debit Network, Inc., which the Company recorded as an investment of $164,521. During the six months ended February 29, 2015, the Company fully impaired this investment.

NOTE 7 – FIXED ASSETS

The Company’s fixed assets consist of used computer equipment acquired in connection with the acquisition of Mobicash and have a remaining estimated useful life of one year. Property and equipment consist of the following:

	February 29, 2016	August 31, 2015
Computer and Equipment	$4,774	$4,774
Less accumulated depreciation	(4,774)	(2,772)
Total	$-	$2,002

The Company recorded depreciation expense of $2,002 and $1,980 during the six months ending February 29, 2016 and February 28, 2015, respectively.

NOTE 8 – SOFTWARE ASSETS

Software assets consist of the following:

	February 29, 2016	August 31, 2015
Software assets	$4,766,764	$4,766,764
Less accumulated amortization	(588,034)	-
Total	$4,178,730	$4,766,764

The Company recorded software amortization expense of $588,034 and $0 during the six months ending February 29, 2016 and February 28, 2015, respectively.

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

During the six months ended February 29, 2016, the Company recorded debt discount amortization of $57,275.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

October 2015 Notes

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

December 2015 Note

During December 2015, the Company entered into an agreement with a third party whereby the Company received net cash proceeds of $98,000 in exchange for issuing a $100,000 convertible note payable bearing interest at 12% due 9 months from the date of issuance. The note payable is convertible at a conversion price: the lower of: A) a 43% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or B) a 43% discount to the lowest trading price during the previous twenty (20) trading days before the date that this note was executed. At any time after the Prepayment Date, including prior to, upon, or after the Maturity Date the note is convertible.

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

The Company recorded the fair value of the derivative of $94,349 as an original issue discount on the convertible notes. See Note 11.

February 2016 Note

During February 2016, the Company entered into an agreement with a third party whereby the Company received net cash proceeds of $60,000 in exchange for a $66,000 promissory note bearing interest at 12% due one year from the date of issuance. The note payable is convertible at the lesser of $0.093 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

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

As the fair value of the derivative liabilities exceeded the carrying value of the convertible note payable, the Company recorded a $66,000 original issue discount on the convertible notes. See Note 11.

See detail summary below for carrying value of convertible notes payable as of February 29, 2016.

Face value of debt upon issuance of convertible notes	$441,000
Less: Original issue discount	(437,349)
Carrying value at issuance	3,651
Amortization of debt discount	122,496
Carrying value at February 29, 2016	126,147
Less short-term portion	(125,342)
Long-term convertible notes	$805

NOTE 11 – EMBEDEDDED DERIVATIVE LIABILTIES

The Company determined that the convertible notes contain an embedded derivative instrument as the conversion price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the convertible notes were recognized as derivative instruments at issuance and is measured at fair value at each reporting period. The Company determined that the valuation of the derivative liabilities was $411,137 as of February 29, 2016 on the convertible notes.

The Company determined the fair values of the embedded derivatives on the grant dates using a black scholes model with the following assumptions:

●	Convertible notes payable - stock price on the issuance dates of $0.09-$0.12 per share, term of 0.75-2 years, expected volatility of 148%-180%, discount rate of 0.85%-1.33%, expected dividends of 0%.

●	Convertible notes payable - stock price on the February 29, 2016 of $0.07 per share, term of 0.67-1.95 years, expected volatility of 157%-180%, and a discount rate of 0.91%, expected dividends of 0%..

Activity for embedded derivative instruments during the six months ended February 29, 2016 was as follows:

Initial valuation
		of embedded	Decrease
		derivative	in
		instruments	fair value of
	Balance at	issued during	derivative	Balance at
	August 31, 2015	the period	liabilities	February 29, 2016
Convertible notes	$-	$489,140	$(78,003)	$411,137

NOTE 12 – EQUITY

Common stock

FY 2016

During the six months ended February 29, 2016, the Company issued 5,159,471 shares of common stock for services. The Company recorded stock-based compensation expense of $471,170 based on the grant date fair value of the common stock of the Company on the issuance dates.

FY 2015

During the six months ended February 28, 2015, the Company received $36,600 of cash proceeds pursuant to subscription agreements with third parties to purchase common stock of the Company for $0.25 per share.

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

The Company did not sell any shares pursuant to the Equity Line Agreement during the six months ended February 29, 2016.

Preferred stock

During the six months ended February 28, 2015, the Company issued 61,858 shares of Series A preferred stock convertible into common stock of the Company as consideration for the acquisition of Mobicash. See Note 4.

Warrants

Pursuant to the issuance of convertible notes during the six months ended February 29, 2016, the Company issued warrants to the lender to purchase 250,000 shares of the Company’s common stock with a $0.12 per share exercise price. The warrants expire in October 2018. The Company determined the fair value of the warrants as of their measurement date using the following inputs; 3-year term; 160% volatility; 0.9% risk free rate; $0 dividends and determined the fair value was approximately $12,220. The intrinsic value of these warrants as of February 29, 2016 was $0.

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted average remaining contractual life (years)
Outstanding at August 31, 2015	1,425,926	$0.82	$-	1.70
Granted	250,000	0.12		-
Exercised	-	-
Expired	(925,926)	1.00
Outstanding and exercisable at February 29, 2016	750,000	$0.37	$-	2.43

NOTE 13 – FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s derivative liabilities that were accounted for at fair value on a recurring basis:

Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Carrying Value
As of August 31, 2015	$-	$-	$-	$-
As of February 29, 2016	$-	$-	$411,137	$411,137

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3)
Six months Ended February 29, 2016
Beginning balance	$-
Additions	489,140
Change in fair value of derivative liabilities	(78,003)
Ending balance	$411,137

NOTE 14 – RELATED PARTY TRANSACTIONS

As of February 29, 2016 and August 31, 2015, the Company had related party notes payable of $400,853 and $282,436, respectively, related to advances provided to the Company that are non-interest bearing with no specific repayment terms. As of February 29, 2016, there were loans payable to two officers for $238,932 and $161,921, respectively. As of August 31, 2015, there were loans payable to two officers for $176,248 and $106,188, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

In September 2015, the Company began legal proceedings against certain former officers, owners and shareholders of Mobicash, in connection with the acquisition of Mobicash by the Company. It is the Company’s contention that the officers and owners of Mobicash misrepresented the state of the Mobicash assets and products, as well as participated in manipulative and inappropriate accounting procedures. The former management has claimed approximately $379,000 of compensation and other expenses that were not disclosed to the Company as of the date of acquisition. Accordingly, the Company has recorded these claims in the accompanying financial statements as a contingency pending resolution of the dispute. Following is a summary of the claims recorded as accrued liabilities by the Company in the consolidated balance sheet. The status has not changed as of February 29, 2016, and it is not possible at this time to predict the timing or outcome of this dispute.

	February 29, 2016	August 31, 2015

Accounts payable and accrued liabilities	$110,463	$110,463
Accrued salaries and payroll taxes	233,163	233,163
Advances	35,509	35,509
Total	$379,135	$379,135

The Company also assumed a $5,000 note payable in connection with the acquisition of Mobicash, which the Company recorded as short-term notes payable. See Note 9.

NOTE 16 – SUBSEQUENT EVENTS

Convertible Notes

On May 2, 2016, the Company and a lender replaced its existing $275,000 promissory note originally issued during May 2015 with a $275,000 convertible note. The $275,000 convertible note is due on May 28, 2016 and has an interest rate of 8% per annum (the interest rate increases to 22% per annum in the event the convertible note is not repaid by the maturity date). Also, the amended convertible note is convertible at the lower of A) a 43% discount to the lowest trading price during the 20 trading days prior to the conversion or B) a 43% discount to the lowest trading price for the common stock during the 20 days prior to the execution of the convertible note. The conversion price of the convertible note also contains down-round protection.

On May 2, 2016, the Company and a lender replaced its existing $275,000 promissory note originally issued during July 2015 with a $275,000 convertible note. The $275,000 convertible note is due on May 13, 2016 and has an interest rate of 8% per annum the interest rate increases to 22% per annum in the event the convertible note is not repaid by the maturity date). Also, the amended convertible note is convertible at the lower of A) a 43% discount to the lowest trading price during the 20 trading days prior to the conversion or B) a 43% discount to the lowest trading price for the common stock during the 20 days prior to the execution of the convertible note. The conversion price of the convertible note also contains down-round protection. This note is in default.

The conversion price of the convertible notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature on the convertible notes will be recognized as derivative instruments at issuance and measured at fair value at each reporting period.

Common stock

During April 2015, the Company issued 2,000,000 shares of common stock to executives of the Company for compensation valued at $140,000.

During April 2015, the Company granted 500,000 shares of common stock to a director of the Company valued at $35,000.

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

RESULTS OF OPERATIONS

Results for the Quarter Ended February 29, 2016 Compared to the Quarter Ended February 28, 2015

Revenues:

The Company’s revenues were $36 for the quarter ended February 29, 2016 compared to $0 in 2015.

Expenses:

General and administrative expenses for the quarters ended February 29, 2016 and 2015 were $393,518 and $1,145,434, respectively. General and administrative expenses consisted primarily of stock-based compensation, consulting fees, professional fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The decrease was primarily due to the Company reducing stock-based compensation. The Company incurred $1,000 and $73,263 of research and development expense during the quarters ended February 29, 2016 and 2015, respectively. The decrease was due to the Company reducing operations to conserve cash. During the quarter ended February 29, 2016, the Company recorded software amortization expenses of $294,017 and $0 respectively. The Company also recorded interest expense of $233,738 and a change in fair value of derivative liabilities of $424,588 during the quarter ended February 29, 2016.

Net Loss:

Net loss for the quarter ended February 29, 2016 was $496,119 compared with a net loss of $1,225,697 for the quarter ended February 28, 2015. The decreased net loss is largely related to lower general and administrative expenses.

Results for the Six Months Ended February 29, 2016 Compared to the Six Months Ended February 28, 2015

Revenues:

The Company’s revenues were $36 for the six months ended February 29, 2016 compared to $0 in 2015.

Expenses:

General and administrative expenses for the six months ended February 29, 2016 and 2015 were $1,013,324 and $1,146,647, respectively. General and administrative expenses consisted primarily of stock-based compensation, consulting fees, professional fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The decrease was primarily attributable to decreased stock-based compensation offset by increased corporate activity as a result of the acquisition of Mobicash. The Company incurred $115,624 and $175,417 of research and development expense during the six months ended February 29, 2016 and 2015, respectively. During the six months ended February 29, 2016, the Company recorded software amortization expenses of $588,034 and $0 respectively. The Company also recorded interest expense of $301,066 and a change in fair value of derivative liabilities of $78,003 during the six months ended February 29, 2016.

Net Loss:

Net loss for the six months ended February 29, 2016 was $1,936,981 compared with a net loss of $1,501,585 for the quarter ended February 28, 2015. The increased net loss is largely related to amortization of software and interest expense.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

Working Capital

	February 29, 2016		August 31, 2015
	$		$
Current Assets		46,281		146,607
Current Liabilities		2,224,651		1,447,015
Working Capital Deficit		(2,178,370)		(1,300,408)

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of February 29, 2016, total current assets were $46,281.

As of February 29, 2016, total current liabilities were $2,224,651, which consisted of notes payable, convertible notes payable, accrued expenses and accounts payable, related party payables, common stock payable and derivative liabilities. We had a working capital deficit of $2,178,370 as of February 29, 2016.

Cash Flows

	Six Months Ended
	February 29, 2016	February 29, 2015

Cash flows used in operating activities	$(576,009)	$(293,015)
Cash flows used in investing activities	-	(10,000)
Cash Flows provided by financing activities	484,408	317,720
Net increase (decrease) in cash during period	$(91,601)	$14,705

Cash flows from Operating Activities

During the six months ended February 29, 2016, cash used in operating activities was $576,009 compared to $293,015 for the six months ended February 28, 2015. The increase was primarily due to more operating expenses incurred by the Company as a result of increased corporate activity following the acquisition of Mobicash.

Cash flows from Investing Activities

During the six months ended February 29, 2016, cash used in investing activities was $0 compared to $10,000 for the payment of a license during the six months ended February 29, 2015.

Cash flows from Financing Activities

During the six months ended February 29, 2016, cash provided by financing activities was $484,408 compared to $317,720 for the six months ended February 28, 2015. The increase was primarily due to issuing more debt instruments.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September of 2015, the Company began legal proceedings against certain former officers, owners and shareholders of Mobicash, in connection with the acquisition of Mobicash by the Company. It is not possible at this time to predict the timing or outcome of this dispute. It is the Company’s contention that the officers and owners of Mobicash misrepresented the state of the Mobicash assets and products, as well as participated in manipulative and inappropriate accounting procedures. The former management claimed approximately $379,000 of compensation and other expenses that was not disclosed to the Company as of the date of acquisition. The Company does not believe it owes these liabilities. However, as of February 29, 2016, the Company has recorded these obligations as a contingency.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances:

During the six months ended February 29, 2016, the Company issued 750,000 shares of common stock for stock-based compensation.

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

IFAN Financial, Inc.

Dated: May 26, 2016	/s/ J. Christopher Mizer
J. Christopher Mizer
Its: President and Chief Executive Officer

Dated: May 26, 2016	/s/ Steve Scholl
Steve Scholl
Its: Chief Financial Officer, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 26, 2016	/s/ J. Christopher Mizer
By: J. Christopher Mizer
Its: Director

Dated: May 26, 2016	/s/ Steve Scholl
By: Steve Scholl
Its: Director

Dated: May 26, 2016	/s/ John C. De Puy
By: John C. De Puy
Its: Director

Dated: May 26, 2016	/s/ Jason Aplin
By: Jason Aplin
Its: Director

