Form 10-Q
period 2016-05-31
IFAN FINANCIAL, INC.
filed 2016-07-15
CIK 1538123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of July 4, 2016, there were 95,546,245 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,” “IFAN,” “our,” “us,” the “Company,” refers to IFAN Financial, Inc.

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IFAN Financial, Inc.

As of and for the three and nine months ended May 31, 2016

(Unaudited)

IFAN Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31, 2016	August 31, 2015
CURRENT ASSETS
Cash	$135,109	$137,846
Accounts receivable	530	-
Prepaid expense	-	8,761
TOTAL CURRENT ASSETS	135,639	146,607

Fixed assets, net	-	2,002
Software assets, net	3,822,214	4,766,764
Note receivable	100,000	100,000
Other assets	9,804	5,315
TOTAL ASSETS	$4,067,657	$5,020,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$105,528	$55,015
Accrued liabilities in dispute - Mobicash	379,135	379,135
Related party notes payable	383,455	282,436
Notes payable, net of discount of $0 and $79,121, respectively	5,000	475,879
Convertible notes payable, net of discount of $148,110 and $0, respectively	776,890	-
Derivative liabilities	474,960	-
Common stock payable	288,550	254,550
TOTAL CURRENT LIABILITIES	2,413,518	1,447,015

Convertible note payable, net of discount of $62,372 and $0, respectively	3,628	-
TOTAL LIABILITIES	2,417,146	1,447,015
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 961,858 issued and outstanding	962	962
Common stock, $0.001 par value, 800,000,000 shares authorized, 92,896,245 and 84,486,774 shares issued and outstanding, respectively	92,896	84,487
Additional paid-in capital	6,615,974	5,948,213
Accumulated deficit	(5,059,321)	(2,459,989)
TOTAL STOCKHOLDERS’ EQUITY	1,650,511	3,573,673
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,067,657	$5,020,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IFAN Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2016	Three months ended May 31, 2015	Nine months ended May 31, 2016	Nine months ended May 31, 2015
REVENUES

Revenues	$268,294	$-	$268,330	$-

EXPENSES

Research and development	-	11,284	115,624	186,701
Selling, general, and administrative	356,547	574,577	1,369,871	1,721,224
Software amortization and impairment	356,516	-	944,550	-
Amortization of license agreement	-	7,000	-	22,000
Impairment expense	-	-	-	164,521
Total operating expenses	713,063	592,861	2,430,045	2,094,446

OTHER (INCOME) EXPENSE

Change in fair value of derivative liabilities	(486,177)	-	(564,180)	-
Interest expense	705,258	2,766	1,006,324	2,766
Interest income	(1,499)	-	(4,527)	-

NET LOSS	$(662,351)	$(595,627)	$(2,599,332)	$(2,097,212)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.02)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	90,790,267	84,100,808	89,085,147	81,807,787

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IFAN Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months	Nine months
	ended	ended
	May 31, 2016	May 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,599,332)	$(2,097,212)
Adjustments to reconcile net income loss to net cash used in operating activities:
Stock-based compensation	645,170	1,425,111
Depreciation expense	2,002	2,772
Amortization and impairment of software	944,550	-
Amortization of license agreement	-	22,000
Impairment expense	-	164,521
Change in fair value of derivative liabilities	(564,180)	-
Amortization of debt discount	855,988	2,766
Change in operating assets and liabilities:
Accounts receivable	(530)	-
Prepaid expense	8,761	-
Other assets	(4,489)	29,325
Accounts payable and accrued expenses	177,314	26,922
Accrued liabilities in dispute	-	-
NET CASH USED IN OPERATING ACTIVITIES	(534,746)	(423,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for license	-	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	65,000	286,600
Proceeds from convertible notes payable	401,500	235,000
Proceeds from related party notes payable	128,225	-
Payments of related party notes payable	(62,716)	167,547
NET CASH PROVIDED BY FINANCING ACTIVITIES	532,009	689,147

NET INCREASE (DECREASE) IN CASH	(2,737)	255,352

CASH, BEGINNING OF PERIOD	137,846	-

CASH, END OF PERIOD	$135,109	$255,352

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH FINANCING AND INVESTING ACTIVITIES:
Original issue discount due to embedded derivative liabilities on convertible debt	$1,039,140	$40,000
Preferred stock issued for acquisition of Mobicash	$-	$4,330,060
Common stock issued to IPIN	$-	$164,521
Reclassification of prepaid expense to license agreement, net	$-	$10,000
Relative fair value of warrants issued as debt discount	$-	$19,543

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

The Company and its wholly owned subsidiaries, iPIN Technologies, Inc. and Mobicash America, Inc., design, develop and distribute software that enhances and enable payments. Based in San Diego, the Company has a growing portfolio of solutions including a mobile optimized FDIC insured platform with the ability to facilitate on-demand payments, autopay, proximity payments and marketing, and a proprietary linked debit card. Our Platform additionally has ‘white label’ enterprise capabilities allowing for software licensing opportunities. We will additionally deploy a prepaid card program and facilitate off-platform merchant services we call IFAN FinTech. We are positioned to transact nearly all merchant payment needs including mobile, e-commerce, merchant processing, split-funding, ACH, and EMV.

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

Basic and Diluted Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company incurred a net loss during the quarters ended May 31, 2016 and 2015, respectively, diluted loss excludes all potential common shares from diluted loss per share. At May 31, 2016 and 2015, the Company had the following potentially issuable shares:

	Three months ended May 31, 2016	Three months ended May 31, 2015	Nine months ended May 31, 2016	Nine months ended May 31, 2015
Convertible preferred stock	673,300,600	673,300,600	673,300,600	673,300,600
Convertible debt	21,502,763	-	21,502,763	-
Warrants	750,000	1,175,926	750,000	1,175,926
Total	695,553,363	674,476,526	695,553,363	674,476,526

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

Subsequent Events

The Company has evaluated all transactions from May 31, 2016 through the financial statement issuance date for disclosure consideration.

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

The acquisition was accounted for as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at their respective fair values at the date of acquisition. The amounts related to the acquisition were allocated to the assets acquired and the liabilities assumed on the date of acquisition as follows:

October 3, 2014
Total consideration paid	$4,330,060

Software assets	4,704,264
Fixed assets	4,774
Total assets acquired	4,709,038

Accounts payable and accrued liabilities	373,978
Note payable	5,000
Total liabilities assumed	$378,978

The Company evaluated the investment in the software assets acquired in the Mobicash acquisition for recoverability at May 31, 2016 and concluded that no impairment was necessary.

NOTE 5 – NOTE RECEIVABLE

During July 2015, the Company purchased a $100,000 convertible promissory note from a third party (the “Investee”). The note bears interest at 6% per annum. All unpaid interest and principal shall be due and payable to the Company on or after May 29, 2017. In the event the Investee issues or sells shares of its equity securities to investors on or before May 29, 2017 with total proceeds of not less than $2,000,000 (excluding the conversion of notes), then the Company’s $100,000 note receivable and any unpaid accrued interest shall automatically convert into such equity securities of the Investee at a conversion price as defined in the convertible promissory note agreement. During the nine months ended May 31, 2016, the Company recorded interest income of $4,527 on this note receivable.

NOTE 6 – INVESTMENT

During the year ended August 31, 2014, the Company received 1,000,000 shares of common stock in IPIN Debit Network, Inc., which the Company recorded as an investment of $164,521. During the nine months ended May 31, 2015, the Company fully impaired this investment.

NOTE 7 – FIXED ASSETS

The Company’s fixed assets consist of used computer equipment acquired in connection with the acquisition of Mobicash and have a remaining estimated useful life of one year. Property and equipment consist of the following:

	May 31, 2016	August 31, 2015
Computer and Equipment	$4,774	$4,774
Less accumulated depreciation	(4,774)	(2,772)
Total	$-	$2,002

The Company recorded depreciation expense of $2,002 and $2,772 during the nine months ending May 31, 2016 and May 31, 2015, respectively.

NOTE 8 – SOFTWARE ASSETS

Software assets consist of the following:

	May 31, 2016	August, 2015
Software assets	$4,766,764	$4,766,764
Less accumulated amortization and impairment	(944,550)	-
Total	$3,822,214	$4,766,764

The Company recorded software amortization and impairment expense of $944,550 and $0 during the nine months ending May 31, 2016 and May 31, 2015, respectively.

NOTE 9 – NOTES PAYABLE

The Company has a $5,000 note payable to an individual due in November 2015. The note bears interest at 10% per annum and is past due.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Secured Promissory Note Agreement

Issuance in May and July 2015

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

In connection with the issuance of the $550,000 of notes payable, the Company received cash proceeds of $482,500 and recorded a debt discount of $67,500 for the difference between the face value of the note and the cash proceeds. The Company also issued the lender 500,000 warrants in connection with the issuance of this debt with an exercise price of $0.50 per share and a term of 3 years. The Company determined the relative fair value of the warrants as of their issuance date using the following inputs; 3-year term; 141% - 145% volatility; 1% risk free rate; $0 dividends and determined the fair value was $27,680, which the Company recorded as debt discount.

During the nine months ended May 31, 2016, the Company recorded debt discount amortization of $79,121 on these notes payable.

Debt extinguishment and convertible notes

On May 2, 2016, the Company and a lender replaced its existing $275,000 promissory note originally issued during May 2015 with a $275,000 convertible note. The $275,000 convertible note is due on May 28, 2016 and has an interest rate of 8% per annum (the interest rate increases to 22% per annum in the event the convertible note is not repaid by the maturity date). Also, the amended convertible note is convertible at the lower of A) a 43% discount to the lowest trading price during the 20 trading days prior to the conversion or B) a 43% discount to the lowest trading price for the common stock during the 20 days prior to the execution of the convertible note. The conversion price of the convertible note also contains down-round price protection.

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

As the fair value of the derivative liabilities exceeded the carrying value of the convertible notes payable, the Company recorded a $550,000 original issue discount on the convertible notes. See Note 11.

During the nine months ended May 31, 2016, the Company recorded debt discount amortization of $550,000 on these convertible notes.

These notes are currently in default for non-payment and are being renegotiated. The default interest rate on these notes is 22%.

The Company determined that there was no gain or loss on the debt extinguishments related to the replaced notes.

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

During the nine months ended May 31, 2016, the Company recorded debt discount amortization of $159,123 on these notes.

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

During the nine months ended May 31, 2016, the Company recorded debt discount amortization of $64,116 on this note.

February 2016 Note

During February 2016, the Company entered into an agreement with a third party whereby the Company received net cash proceeds of $60,000 in exchange for a $66,000 promissory note bearing interest at 12% due two years from the date of issuance. The note payable is convertible at the lesser of $0.093 or 60% of the lowest traded price in the 25 trading days previous to the conversion.

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

During the nine months ended May 31, 2016, the Company recorded debt discount amortization of $3,628 on this note.

See detail summary below for carrying value of convertible notes payable as of May 31, 2016.

Face value of debt upon issuance of convertible notes	$991,000
Less: Original issue discount	(987,349)
Carrying value at issuance	3,651
Amortization of debt discount	776,867
Carrying value at May 31, 2016	780,518
Less short-term portion	(776,890)
Long-term convertible notes	$3,628

NOTE 11 – EMBEDEDDED DERIVATIVE LIABILTIES

The Company determined that the convertible notes contain an embedded derivative instrument as the conversion price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the convertible notes were recognized as derivative instruments at issuance and is measured at fair value at each reporting period. The Company determined that the valuation of the derivative liabilities was $474,960 as of May 31, 2016 on the convertible notes.

The Company determined the fair values of the embedded derivatives on the grant dates using a black scholes model with the following assumptions:

●	Convertible notes payable - stock price on the issuance dates of $0.08-$0.12 per share, term of 0.1-2 years, expected volatility of 148%-180%, discount rate of 0.85%-1.33%, expected dividends of 0%.

●	Convertible notes payable - stock price on the May 31, 2016 of $0.05 per share, term of 0 -1.70 years, expected volatility of 170%-176%, and a discount rate of 1.03%, expected dividends of 0%.

Activity for embedded derivative instruments during the nine months ended May 31, 2016 was as follows:

Initial valuation
		of embedded	Decrease
		derivative	in
		instruments	fair value of
	Balance at	issued during	derivative	Balance at
	August 31, 2015	the period	liabilities	May 31, 2016
Convertible notes	$-	$1,039,140	$(564,180)	$474,960

NOTE 12 – EQUITY

Common stock for cash

During the nine months ended May 31, 2016, the Company issued 1,250,000 shares of common stock pursuant to an equity line of credit for $65,000 of cash proceeds. See Equity Line of Credit below.

During the nine months ended May 31, 2015, the Company received $36,600 of cash proceeds pursuant to subscription agreements with third parties to purchase common stock of the Company for $0.25 per share.

During the nine months ended May 31, 2015, the Company issued 128,200 shares of common stock pursuant to these subscription agreements. As of May 31, 2016, the Company has recorded a common stock payable of $4,550 as the Company has an obligation to issue the remaining 18,000 shares of common stock pursuant to the subscription agreements.

During the nine months ended May 31, 2015, the Company received $250,000 of cash proceeds pursuant to a subscription agreement with an investor to purchase common stock of the Company for $0.27 per share and an equal number of warrants. As of May 31, 2016, the Company has recorded a common stock payable of $250,000 related to its obligation to issue 925,926 shares of the Company’s common stock. See Warrants below.

Common stock for services

During the nine months ended May 31, 2016, the Company issued 7,159,471 shares of common stock for services. The Company recorded stock-based compensation expense of $611,170 based on the grant date fair value of the common stock of the Company on the issuance dates.

During the nine months ended May 31, 2016, the Company granted an employee 500,000 shares of common stock for services. The Company recorded stock-based compensation expense of $34,000 based on the grant date fair value of the common stock of the Company on the grant date. As of May 31, 2016, the Company has recorded a common stock payable of $34,000 as the Company has an obligation to issue the 500,000 shares of common stock.

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

Preferred stock

During the nine months ended May 31, 2015, the Company issued 61,858 shares of Series A preferred stock convertible into common stock of the Company as consideration for the acquisition of Mobicash. See Note 4.

Warrants

Pursuant to the issuance of convertible notes during the nine months ended May 31, 2016, the Company issued warrants to the lender to purchase 250,000 shares of the Company’s common stock with a $0.12 per share exercise price. The warrants expire in October 2018. The Company determined the fair value of the warrants as of their measurement date using the following inputs; 3-year term; 160% volatility; 0.9% risk free rate; $0 dividends and determined the fair value was approximately $12,220. The intrinsic value of these warrants as of May 31, 2016 was $9,181.

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted average remaining contractual life (years)
Outstanding at August 31, 2015	1,425,926	$0.82	$-	1.70
Granted	250,000	0.12	-	-
Exercised	-	-	-	-
Expired	(925,926)	1.00	-	-
Outstanding and exercisable at May 31, 2016	750,000	$0.37	-	2.17

NOTE 13 – FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s derivative liabilities that were accounted for at fair value on a recurring basis:

Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Carrying Value
As of August 31, 2015	$-	$-	$-	$-
As of May 31, 2016	$-	$-	$474,960	$474,960

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3)
Nine months Ended May 31, 2016
Beginning balance	$-
Additions	1,039,140
Change in fair value of derivative liabilities	(564,180)
Ending balance	$474,960

NOTE 14 – RELATED PARTY TRANSACTIONS

As of May 31, 2016 and August 31, 2015, the Company had related party notes payable of $383,455 and $282,436, respectively, related to advances provided to the Company that are non-interest bearing with no specific repayment terms. As of May 31, 2016, there were loans payable to two officers for $231,156 and $152,298, respectively. As of August 31, 2015, there were loans payable to two officers for $176,248 and $106,188, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

In September 2015, the Company began legal proceedings against certain former officers, owners and shareholders of Mobicash, in connection with the acquisition of Mobicash by the Company. It is the Company’s contention that the officers and owners of Mobicash misrepresented the state of the Mobicash assets and products, as well as participated in manipulative and inappropriate accounting procedures. The former management has claimed approximately $379,000 of compensation and other expenses that were not disclosed to the Company as of the date of acquisition. Accordingly, the Company has recorded these claims in the accompanying financial statements as a contingency pending resolution of the dispute. Following is a summary of the claims recorded as accrued liabilities by the Company in the consolidated balance sheet. The status has not changed as of May 31, 2016, and it is not possible at this time to predict the timing or outcome of this dispute.

	May 31, 2016	August 31, 2015

Accounts payable and accrued liabilities	$110,463	$110,463
Accrued salaries and payroll taxes	233,163	233,163
Advances	35,509	35,509
Total	$379,135	$379,135

The Company also assumed a $5,000 note payable in connection with the acquisition of Mobicash, which the Company recorded as short-term notes payable. See Note 9.

NOTE 16 – SUBSEQUENT EVENTS

Common stock

During June 2016, the Company issued 2,500,000 shares of common stock to a third party for investor relations services for the Company valued at $100,000

During June 2016, the Company issued 150,000 shares of common stock to an employee of the Company for compensation valued at $6,000

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

RESULTS OF OPERATIONS

Results for the Quarter Ended May 31, 2016 Compared to the Quarter Ended May 31, 2015

Revenues:

The Company’s revenues were $268,294 for the quarter ended May 31, 2016 compared to $0 in 2015. Revenues were in connection to the sale of a license agreement, compliance fees, and interchange generated off of a card program.

Expenses:

General and administrative expenses for the quarters ended May 31, 2016 and 2015 were $358,549 and $574,577, respectively. General and administrative expenses consisted primarily of stock-based compensation, consulting fees, professional fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The decrease was primarily due to the Company reducing stock-based compensation. The Company incurred $0 and $11,284 of research and development expense during the quarters ended May 31, 2016 and 2015, respectively. The decrease was due to the Company reducing operations to conserve cash. During the quarter ended May 31, 2016, the Company recorded software amortization expenses of $354,514 and $0 respectively. The Company also recorded interest expense of $705,258 and a change in fair value of derivative liabilities of $486,177 during the quarter ended May 31, 2016.

Net Loss:

Net loss for the quarter ended May 31, 2016 was $662,351 compared with a net loss of $595,627 for the quarter ended May 31, 2015. The decreased net loss is largely related to lower general and administrative expenses.

Results for the Nine Months Ended May 31, 2016 Compared to the Nine Months Ended May 31, 2015

Revenues:

The Company’s revenues were $268,294 for the quarter ended May 31, 2016 compared to $0 in 2015. Revenues were in connection to the sale of a license agreement, compliance fees, and interchange generated off of a card program.

Expenses:

General and administrative expenses for the nine months ended May 31, 2016 and 2015 were $1,371,873 and $1,721,224, respectively. General and administrative expenses consisted primarily of stock-based compensation, consulting fees, professional fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The decrease was primarily due to the Company reducing stock-based compensation. The Company incurred $115,624 and $186,701 of research and development expense during the nine months ended May 31, 2016 and 2015, respectively. The decrease was due to the Company reducing operations to conserve cash. During the nine months ended May 31, 2016, the Company recorded software amortization expenses of $942,548 and $0 respectively. The Company also recorded interest expense of $1,006,324 and a change in fair value of derivative liabilities of $564,180 during the nine months ended May 31, 2016.

Net Loss:

Net loss for the nine months ended May 31, 2016 was $2,599,332 compared with a net loss of $2,097,212 for the nine months ended May 31, 2015. The increased net loss is largely related to amortization of software and interest expense.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

Working Capital

	May 31, 2016	August 31, 2015
	$	$
Current Assets	135,639	146,607
Current Liabilities	2,413,518	1,447,015
Working Capital Deficit	(2,277,879)	(1,300,408)

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of May 31, 2016, total current assets were $135,639.

As of May 31, 2016, total current liabilities were $2,413,518, which consisted of notes payable, convertible notes payable, accrued expenses and accounts payable, related party payables, common stock payable and derivative liabilities. We had a working capital deficit of $2,277,879 as of May 31, 2016.

Cash Flows

	Nine Months Ended
	May 31, 2016	May 31, 2015

Cash flows used in operating activities	$(534,746)	$(423,795)
Cash flows used in investing activities	-	(10,000)
Cash flows provided by financing activities	532,009	689,147
Net increase (decrease) in cash during period	$(2,737)	$255,352

Cash flows from Operating Activities

During the nine months ended May 31, 2016, cash used in operating activities was $534,746 compared to $423,795 for the nine months ended May 31, 2015. The increase was primarily due to more operating expenses incurred by the Company as a result of increased corporate activity following the acquisition of Mobicash.

Cash flows from Investing Activities

During the nine months ended May 31, 2016, cash used in investing activities was $0 compared to $10,000 for the payment of a license during the nine months ended May 31, 2015.

Cash flows from Financing Activities

During the nine months ended May 31, 2016, cash used in financing activities was $2,737 compared to cash provided by financing activities of $255,352 for the nine months ended May 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2016 due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 15, 2015, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September of 2015, the Company began legal proceedings against certain former officers, owners and shareholders of Mobicash, in connection with the acquisition of Mobicash by the Company. It is not possible at this time to predict the timing or outcome of this dispute. It is the Company’s contention that the officers and owners of Mobicash misrepresented the state of the Mobicash assets and products, as well as participated in manipulative and inappropriate accounting procedures. The former management claimed approximately $379,000 of compensation and other expenses that was not disclosed to the Company as of the date of acquisition. The Company does not believe it owes these liabilities. However, as of May 31, 2016, the Company has recorded these obligations as a contingency.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances:

During the nine months ended May 31, 2016, the Company issued 7,159,471 shares of common stock for services. The Company recorded stock-based compensation expense of $611,170 based on the grant date fair value of the common stock of the Company on the issuance dates.

During the nine months ended May 31, 2016, the Company granted an employee 500,000 shares of common stock for services. The Company recorded stock-based compensation expense of $34,000 based on the grant date fair value of the common stock of the Company on the grant date. As of May 31, 2016, the Company has recorded a common stock payable of $34,000 as the Company has an obligation to issue the 500,000 shares of common stock.

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

Dated:	/s/ J. Christopher Mizer
By: J. Christopher Mizer
Its: Director

Dated:	/s/ Steve Scholl
By: Steve Scholl
Its: Director

Dated:	/s/ John C. De Puy
By: John C. De Puy
Its: Director

Dated:	/s/ Jason Aplin
By: Jason Aplin
Its: Director

